Form 10QSB
period 1996-06-30
INTERNATIONAL FIBERCOM INC
filed 1996-08-14
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996                           SEC File No 1-9690

                          INTERNATIONAL FIBERCOM, INC.

Incorporated in the State of Arizona                          IRS No. 86-0271282

                               3615 S. 28th Street
                                Phoenix, AZ 85040
                                 (602) 941-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


          Yes (X)                                   No (   )

 Common Stock without par value (6,238,329) shares outstanding at June 30, 1996

                         PART 1 - Financial Information


Item 1.Financial Statements

       The financial statements are included herewith commencing on page F-1.

Item 2.Management's   Discussion   any   Analysis  of  Financial  Condition  and
       Results of Operations. Operations.

General
- -------

The Company continued to generate and review new contract opportunities as well as renegotiate with existing clients during the second quarter or 1996. Income and profitability were adversely affected by a sixty day slow down with Cox Communications, as well as a lack of new contracts with US West in this quarter. Utility division revenues remained essentially flat in the second quarter.

Results of Operations.
- ----------------------

The following discussion relates to the actual operations of the Company in 1996 and for the same period of 1995.

Revenues.
- ---------

Revenues increased by 6% for the three months ended June 30, 1996 to $2,939,969 compared to $2,775,971 for the three months ended June 30, 1995. The increase is attributable primarily to increased production for Salt River Project and to a subdivision development.

Although revenues increased slightly the percentage of revenues attributable to the installation of fiber-optic and telecommunications systems decreased from 76% in the 1995 quarter to 51% in the current quarter of 1996. This decrease was due to delays in work orders from Cox Communications, Inc. and US West, because of certain right of way negotiations with municipalities. During the 1996 quarter approximately 19% of revenues were attributable to sewer and water installation and subdivision development, 18% to electric installation primarily for S.R.P. and 12% for miscellaneous projects, including concrete replacement for the City of Phoenix. 2

Gross Profit.
- -------------

The Company's gross profit for the 1996 quarter was $508,194, or 17% of revenues, compared to $419,060, or 15% of revenues, for the comparable period of 1995. The Company's gross profit increased due to improved daily production achieved through better scheduling and field supervision.

General and Administrative Costs.
- ---------------------------------

The Company's general and administrative expenses were $597,957, or 20% of revenues, for the 1996 quarter compared to $678,602, or 24% of revenues, for the 1995 quarter. The decrease in expenses is due primarily to reduction in management personnel.

Other Income Expense.
- ---------------------

The other income and expense in the 1996 quarter resulted in $94,547 net expense as compared to net income of $41,886 in the comparable quarter or 1995. This difference is due to the increase in interest expense because of increased Company debt due to equipment purchases as well as charges due for late payments on various accruals. In addition, the Company reported only a gain of $3,698 on disposal of equipment versus $84,166 in the 1995 quarter, when several major pieces of equipment were sold or traded.

Income Tax Expense.
- -------------------

The Company accrued no federal or state income taxes for the 1996 quarter because of the net operating loss carry forwards attributable to the 1995 results.

Net Income.
- -----------

The Company incurred a net loss of $184,290 for the 1996 quarter as compared to a net loss of $217,656 for the second quarter of 1995. This improvement is due primarily to improved gross profit margins and major reductions in general and administrative expenses.

Backlog.
- --------

The Company had a backlog of approximately $1.5 million, on a work in process basis, as of June 30, 1996. All such work orders are expected to be completed by September 1996. In addition, an excess of $1 million of projects were signed but unstarted as of June 1996. The company expects that all such work will be started and completed by the end of 1996.

Capital Resources and Liquidity.
- --------------------------------

At June 30, 1996, the Company had $255,974 in cash and an approximate $800,000 line of credit. Such line of credit bears interest at the prime rate of First Interstate Bank plus 1.5%. The Company believes that the working capital provided by its 1996 private placement of Preferred Stock, along with expected internally generated working capital from the operation of Kleven's business in 1996, will satisfy business growth for the next twelve months.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  JUNE 30, 1996

                                     ASSETS
                                                                                      June 30,   December 31,
                                                                                       1996          1995
                                                                                   -----------   -----------
Current Assets:
       Cash and cash equivalents                                                   $   255,974   $     8,749
       Accounts receivable
           - trade, net of allowance                                                 2,466,600     2,437,648
           - other                                                                      27,769        45,700
       Subscriptions receivable                                                              0     2,373,500
       Inventory                                                                             0             0
       Income tax refund receivable                                                          0        26,000
       Prepaid expenses                                                                 65,003        47,610
       Loans receivable related parties                                                374,808       371,781
       Accrued interest receivable                                                           0             0
       Costs and estimated earnings in excess of billings                              462,413       451,503
                                                                                   ===========   ===========

                               Total Current Assets                                  3,652,567     5,762,491
                                                                                   ===========   ===========

Property and Equipment, net                                                          2,952,817     3,195,276
                                                                                   ===========   ===========

Other Assets:
       Accounts receivable long term                                                   115,565       155,565
       Loans receivable related parties                                                293,792       293,792
       Goodwill, net                                                                 2,736,552     2,795,615
       Mortgage closing costs                                                            6,188         6,343
       Investment in limited partnership                                                28,781        24,541
       Refundable deposits                                                              12,472        13,450
                                                                                   ===========   ===========

                                                                                     3,193,350     3,289,306
                                                                                   ===========   ===========

                               Total Assets                                          9,798,734   $12,247,073
                                                                                   ===========   ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                               AS OF JUNE 30, 1996
                                   (unaudited)
                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                June 30,     December 31,
                                                                  1996            1995
                                                             ------------    ------------
Current Liabilities:
       Bank Overdraft                                                   0    $     57,751
       Notes payable-current portion                              728,000       2,096,466
       Notes payable-term loans                                   624,638               0
       Notes payable related parties                               10,000          60,000
       Obligations under capital lease                            112,491         112,491
       Accounts Payable
           -trade                                               1,148,824       1,785,999
           -related parties                                        (5,995)         52,121
Accrued expenses                                                  189,088         946,730
       Accrued interest                                                 0               0
       Deferred income tax payable                                      0               0
       Billings in excess of costs estimated earnings             110,372         286,178
                                                             ============    ============
                               Total Current Liabilities        2,917,418       5,397,736
                                                             ============    ============

Long-Term Liabilities:
       Notes payable-long term                                    403,034         700,706
       Obligations under capital lease                            433,632         494,100
       Deferred income taxes payable                                    0               0
                                                             ============    ============
                               Total Long Term Liabilities        836,666       1,194,806
                                                             ============    ============

                               Total Liabilities                3,754,084       6,592,542
                                                             ============    ============

Stockholders' Equity:
       Series A convertible preferred
           stock, 10,000,000 shares authorized 1,972 and
           2,750 issued respectively                            1,694,856       2,296,382
       Common stock, no par, 100,000,000
           shares authorized                                    8,383,873       7,274,929
       Common stock warrants                                       99,082          99,082
       Additional paid in capital                                 352,073         352,073
       Retained earnings                                       (3,817,217)     (3,699,918)
                                                             ============    ============
                                                                6,712,667       6,322,548

       Less: treasury stock 178,690 shares, at cost              (668,017)       (668,017)
                                                             ============    ============

       Total Stockholders' Equity                               6,044,650       5,654,531
                                                             ============    ============

       Total Liabilities and Stockholders' Equity            $  9,798,734    $ 12,247,073
                                                             ============    ============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months  Three Months   Six  Months      Six Months
                                                              Ended         Ended           Ended          Ended
                                                           June 30, 1996 June 30, 1995  June 30, 1996  June 30, 1995
Contract Revenues                                          $ 2,939,969    $ 2,775,971    $ 6,365,836    $ 6,552,158

Cost of Contract Revenues                                    2,431,775      2,356,911    $ 5,233,099      5,442,753
                                                           ===========    ===========    ===========    ===========

Gross Profit                                                   508,194        419,060    $ 1,132,737      1,109,405

General and Administrative Expenses                            597,937        678,602    $ 1,129,378      1,225,670
                                                           ===========    ===========    ===========    ===========

Profit from operations                                         (89,743)      (259,542)   $     3,360       (116,265)

Other Income (Expense):
     Interest income                                               753         16,700          5,659         17,036
     Interest expense                                          (84,964)       (58,462)      (191,898)       (86,036)
     Other income                                              (14,304)          (518)        36,500         62,971
     Gain on disposal of assets                                  3,968         84,166         29,082        141,834
                                                           ===========    ===========    ===========    ===========
                                                               (94,547)        41,886       (120,658)       135,805
                                                           ===========    ===========    ===========    ===========
Net income before income taxes                             ($  184,290)   ($  217,656)   ($  117,298)        19,540
                                                           ===========    ===========    ===========    ===========


Provision for tax benefit (expense)                                  0              0              0              0
                                                           ===========    ===========    ===========    ===========

Net income                                                 ($  184,290)   ($  217,656)   ($  117,298)   $    19,540
                                                           ===========    ===========    ===========    ===========

Earnings (loss) per Share:                                 ($     0.03)   ($     0.05)   ($     0.02)   $      0.01
                                                           -----------    -----------    -----------    -----------

Weighted average Shares Outstanding                          5,452,553      4,238,382      4,845,467      2,904,962
                                                           ===========    ===========    ===========    ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                           1996           1995
                                                                    -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                  ($117,298)   $    19,540
       Adjustments to  reconcile  net  income  (loss)  to
       net cash  provided  (used) by operating activities:
           Depreciation and Amortization                                398,588        212,578
           (Increase) decrease in contracts receivable                2,373,500        703,613
           (Increase) decrease in inventory                                   0        132,000
           (Increase) decrease in costs and estimated earnings in
                excess of billings on uncompleted contracts             (10,910)      (879,330)
           (Increase)  decrease in prepaid expenses                     (17,393)       (84,073)
           (Increase)  decrease in income tax refund                    $26,000        205,238
           (Decrease) increase in accounts payable                    ($695,288)       153,774
           (Decrease) increase in accrued expenses                    ($757,642)      (152,480)
           (Decrease) increase in billings in excess of cost and
             estimated earnings on uncompleted contracts              ($175,806)       108,215
                                                                    ===========    ===========
                Net cash provided (used) by operating activities      1,052,730        419,075
                                                                    ===========    ===========

Cash flows from investing activities:
   (Purchase) sale of property and equipment                           (126,598)       (89,360)
   (Increase) decrease in deposits and                                      978         (4,643)
   (Increase) decrease in goodwill and other assets                      25,447              0
                                                                    ===========    ===========
               Net cash provided (used) by investing activities       ($100,173)       (94,003)
                                                                    ===========    ===========

Cash flows from financing activities:
   (Repayment) on capital lease obligation                                    0              0
   (Repayment) increase of loans and other
   liabilities payable                                               (1,151,969)       (92,336)
   Proceeds from private offering, net                                 $507,415         29,531
   (Repayment) proceeds from stockholder loan                            (3,027)       (76,791)
                                                                    ===========    ===========
             Net cash provided (used) by financing activities          (647,581)      (139,596)
                                                                    ===========    ===========
Net (decrease) increase in cash                                         304,976        185,476

Cash, beginning of period                                               (49,002)       (93,512)

Cash, end of period                                                    $255,974         91,964
                                                                    ===========    ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                     FOR THE PERIOD ENDED JUNE 30, 1996 AND
                        THE YEAR ENDED DECEMBER 31, 1995

                               Series A
                              Convertible           Common Stock                                          Additional    Treasury
                               Preferred     ----------------------------        Stock     Accumulated    Paid - In
                                  Stock      Shares Issued      Amount         Warrants       Deficit        Capital       Stock
                             --------------  -------------  -------------   -------------  -------------  -----------  -----------
Stockholders' Equity,
    December 31, 1994                     -      4,417,072      7,274,929          99,082    (1,511,535)      352,073    (668,017)

Issuance of 2,750 shares
    of Series A Convertible
    Preferred, net of costs       2,296,382              -              -               -              -            -            -

Net Loss, 1995                            -              -              -               -    (2,188,383)            -            -
                             --------------  -------------  -------------   -------------  -------------  -----------  -----------

Stockholders' Equity,
    December 31, 1995            $2,296,382      4,417,072     $7,274,929         $99,082   ($3,699,918)     $352,073   ($668,017)

Conversion of 1,328 shares
    of Series A Convertible
    Preferred Stock to
    1,821,257 shares of
    Common Stock               ($1,108,944)      1,821,257      1,108,944               -              -            -            -

Issuance of 550 shares of
    Series A Convertible
    Preferred, net of costs         507,418              -              -               -              -            -            -

Net Loss, June 30, 1996                   -              -              -               -      (117,298)            -            -
                             --------------  -------------  -------------   -------------  -------------  -----------  -----------

Stockholders' Equity,
    June 30, 1996                $1,694,856      6,238,329     $8,383,873         $99,082   ($3,817,216)     $352,073   ($668,017)
                             ==============  =============  =============   =============  =============  ===========  ===========

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Significant accounting policies:

         Basis of presentation:

         In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996. Although management believes that the disclosures in these financial statements are adequate to make the information presenting not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

         The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. The accompanying consolidated financial statement should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on form 10-KSB for the year ended December 31, 1995.

         Principles of consolidation:

         The consolidated financial statements include the financial position, results of operations and cash flows of International FiberCom, Inc., and its wholly-owned subsidiary, Kleven Construction, Inc. All material intercompany transactions, accounts and balances have been eliminated.

         Stock options, and restricted stock plans:

         At June 30, 1996 the Company had a stock-based compensation plan, described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. There was no compensation cost charged against income for its performance-based plan for the period ended June 30, 1996. Had compensation cost for the Company's stock-based plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                 Three Months        Six Months
                                                        Ended             Ended
                                                June 30, 1996     June 30, 1996
                                                -------------     -------------

         Net Loss                As reported         $184,290          $117,298
                                   Pro Forma         $221,490          $154,498

         Primary Loss Per Share  As reported              .04               .02
                                   Pro Forma              .05               .03

         During the year ended December 31, 1994, the Company adopted the 1994 Incentive Stock Option Plan. The Plan authorizes the Company to grant incentive stock options and non-qualified stock options to key employees of the Company. In addition, the Company has adopted the 1994 Restricted Stock Plan. This Plan authorizes the granting of restricted shares of common stock to key employees, consultants, researchers, and members of the Advisory Board. Under the above Plans, 441,707 shares of common stock are reserved for issuance. During the six months ended June 30, 1996, 365,000 options were granted at an exercise price of $1 1/8 per share with a term of 10 years. No restricted common stock was awarded pursuant to the aforementioned plans. None of the options have been exercised as of June 30, 1996.

         In addition, during the six month period ended June 30, 1996, the Company issued 100,000 options to non-employees of the Company. The options are exercisable at a price of $1 1/8 per share for a term of 10 years.

         Private Placement Offering:

         During the period ended June 30, 1996, the Company commenced a Private Placement Offering to investors outside the United States of 550 shares of Series A convertible preferred stock at $1,000 per share. The net proceeds of the offering were $507,418. The funds from the offering were received during the second quarter of 1996.

                                     PART II

                                OTHER INFORMATION
                                -----------------

Response to Items 1-5 are omitted since these items are inapplicable to this report.

Item 6.

         The Company filed a Report on Form 8-K dated March 31, 1995, with the Securities and Exchange Commission, reporting the divestiture of International Environmental Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERNATIONAL FIBERCOM, INC.




                                   BY       Terry Beiriger
                                       -----------------------------------------
                                            Terry Beiriger,
                                            Chief Financial Officer




DATED:  August 13, 1996
                                       11