Form 10QSB
period 1996-09-30
INTERNATIONAL FIBERCOM INC
filed 1996-11-14
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996                      SEC File No 1-9690

                          INTERNATIONAL FIBERCOM, INC.

Incorporated in the State of Arizona                          IRS No. 86-0271282

                               3615 S. 28th Street
                                Phoenix, AZ 85040
                                 (602) 941-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.


                          Yes (X)               No ( )

Common Stock without par value (6,238,329) shares outstanding at September 30, 1996

                         PART 1 - Financial Information


Item 1.   Financial Statements

          The financial statements are included herewith commencing on page F-1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

During the quarter ended September 30, 1996, the Company continued to generate new contracting business, much of which was in its utility division, and to renegotiate contracts with one of its major customers, Cox Communications, Inc. The Company experienced a significant decrease in its business with US West Communications during the quarter. In order to attempt to replace a portion of this business the Company accelerated the development of a division which provides installation services for telecommunications, cable television, and wet and dry utilities to housing subdivisions in the Phoenix metropolitan area. The company's margins for the quarter were adversely affected by the initial costs incurred to establish this division, including the costs of training, bidding potential jobs and purchase of equipment. The Company formed the division with the objective of its becoming a major future source of revenues. Also during the quarter, the Company began negotiating to become a subcontractor for Bechtel Corporation and Lucent Technologies, which are the project managers on the planned development of over 800 cell sites by Sprint in Arizona.

Results of Operations.
----------------------

The following discussion relates to the actual operations of the Company in 1996 and for the same period of 1995.

Revenues.
---------

Revenues decreased by 22% for the three months ended September 30, 1996 to $2,792,804 compared to $3,581,268 for the three months ended September 30, 1995. The decrease is attributable to limited activity in 1996 for telecommunication clients, AT&T and US West as compared to the respective quarter of 1995.

Although  revenues  decreased  the  percentage of revenues  attributable  to the installation of fiber-optic for CATV systems increased from 33% in the 1995 quarter to 46% in the current quarter of 1996. Work performed for telecommunications clients decreased as a percentage of revenue from 27% in the 1995 quarter to 8% in the current quarter of 1996. During the 1996 quarter, 36% of revenues were attributable to sewer and water installation and subdivision development, and 10% to electric installation primarily for Salt River Project.

Gross Profit.
-------------

The Company's gross profit for the 1996 quarter was $116,684, or 4% of revenues, compared to $643,061 or 18% of revenues, for the comparable period of 1995. The Company's gross profit decreased primarily due to the investment and diversification into subdivision development services.

General and Administrative Costs.
---------------------------------

The  Company's  general and  administrative  expenses were  $509,010,  or 18% of revenues, for the 1996 quarter compared to $669,046, or 19% for the 1995 quarter. The decrease in expenses is due primarily to reduction in management personnel.

Other Income Expense.
---------------------

The other income and expense in the 1996 quarter resulted in $78,926 net expense as compared to net expense of $63,146 in the comparable quarter of 1995. This difference is due primarily to the increase in interest expense incurred as the result of equipment purchases financed in late 1995 and in 1996.

Income Tax Expense.
-------------------

The Company accrued no federal or state income taxes for the 1996 quarter because of the net operating loss carry forwards attributable 1995 results.

Net Income.
-----------

The Company incurred a net loss of $475,251 for the 1996 quarter as compared to a net lost of $89,129 for the third quarter of 1995. This decrease is due primarily to lower revenues and margins resulting from start up costs associated with the subdivision development division.

Backlog.
--------

The Company had a backlog of approximately $2.0 million, on a work in process basis, as of September 30, 1996. All such work orders are expected to be completed by January 1997.

Capital Resources and Liquidity.
--------------------------------

At September 30, 1996, the Company had $63,373 in cash and an approximate $600,000 line of credit. Such line of credit bears interest at the prime rate of Wells Fargo Bank plus 1.5%. The Company believes that working capital from operations of Kleven's business in 1996, will satisfy business growth for the next twelve months.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1996
                                   (Unaudited)

                                     ASSETS


                                                                                        September 30,        December 31,
                                                                                        1996                 1995
Current Assets:
     Cash and cash equivalents                                                                $63,373               $8,749
     Accounts receivable
     - trade, net of allowance                                                              2,401,039            2,437,648
     - other                                                                                   27,769               45,700
     Subscriptions receivable                                                                       0            2,373,500
     Inventory                                                                                      0                    0
     Income tax refund receivable                                                                   0               26,000
     Prepaid expenses                                                                         109,873               47,610
     Loans receivable - related parties                                                       262,842              371,781
     Accrued interest receivable                                                                    0                    0
     Costs and estimated earnings in excess of billings                                       670,722              451,503
                                                                                        -------------        -------------
                  Total Current Assets                                                      3,535,618            5,762,491
Property and Equipment, net                                                                 2,788,520            3,195,276
Other Assets:
     Accounts receivable - long term                                                           95,565              155,565
         Loans receivable related party                                                       293,792              293,792
     Goodwill, net                                                                          2,707,021            2,795,615
     Mortgage closing costs                                                                     6,111                6,343
     Investment in limited partnership                                                         28,781               24,541
     Refundable deposits                                                                       10,554               13,450
                                                                                        -------------        -------------

                                                                                            3,141,823            3,289,306
                                                                                        -------------        -------------

                  Total Assets                                                             $9,465,962          $12,247,073
                                                                                        =============        =============

                 INTERNATIONAL FIBERCOM, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

                            AS OF SEPTEMBER 30, 1996
                                   (Unaudited)

                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                                     September 30,         December 31,
                                                                                     1996                  1995
Current Liabilities:
     Bank Overdraft                                                                              $0              $57,751
     Notes payable current portion                                                          618,000           2,096,4664
     Notes payable term loans                                                               584,627                    0
     Notes payable related party                                                             10,000               60,000
     Obligations under capital lease                                                        102,420              112,491
Accounts payable
     - trade                                                                              1,567,773            1,785,999
     - related parties                                                                      (5,995)               52,121
     Accrued expenses                                                                       148,023              946,730
     Accrued interest                                                                             0                    0
     Deferred income tax payable                                                                  0                    0
     Billings in excess of cost estimated earnings                                          171,717              286,178
                                                                                     --------------        -------------

                  Total Current Liabilities                                               3,196,565            5,397,736
                                                                                     --------------        -------------

Long-Term Liabilities:
     Notes payable-long term                                                                278,410              700,706
     Obligations under capital lease                                                        417,588              494,100
     Deferred income taxes payable                                                                0                    0
                                                                                     --------------        -------------

                  Total Long-Term Liabilities                                               695,988            1,194,806
                                                                                     --------------        -------------

                  Total Liabilities                                                       3,892,563            6,592,542
                                                                                     --------------        -------------

Stockholders Equity:
     Series A convertible preferred
           stock, 100,000,000 shares authorized 1,972 and
           2,750 issued respectively                                                      1,694,856            2,296,382
     Common Stock, no par, 100,000,000
           shares authorized                                                              8,383,873            7,274,929
     Common stock warrants                                                                   99,082               99,082
     Additional paid in capital                                                             352,073              352,073
     Retained earnings                                                                   (4,288,468)          (3,699,918)
                                                                                          6,241,416            6,322,548
                                                                                     --------------        -------------

     Less:  treasury stock 178,690 shares, at cost                                        (668,017)            (668,017)
                                                                                     --------------        -------------

Total Stockholders' Equity                                                                5,573,399            5,654,531
                                                                                     ==============        =============

Total Liabilities and Stockholders' Equity                                               $9,465,962          $12,247,073
                                                                                     ==============        =============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months          Three Months            Nine Months           Nine Months
                                               Ended                 Ended                   Ended                 Ended
                                               September 30,         September 30,           September 30,         September 30,
                                               1996                  1995                    1996                  1995

Contract Revenues                                    $2,792,804            $3,581,268              $9,158,640          $10,133,426

Cost of Contract Revenues                             2,676,120             2,938,207               7,909,219            8,380,960
                                               ----------------      ----------------        ----------------      ---------------

Gross Profit                                            116,684               643,061               1,249,421            1,752,466

General and Administrative Expenses                     509,010               669,046               1,638,387            1,894,716
                                               ----------------      ----------------        ----------------      ---------------

Profit from operations                                 (392,326)              (25,985)               (388,966)            (142,250)
Other Income (Expense):
Interest income                                             428                    11                   6,088               17,047
     Interest expense                                   (87,432)              (72,942)               (279,331)            (158,978)
     Other income                                            78                 6,388                  36,578               69,359
     Gain on disposal of assets                           8,000                 3,399                  37,082              145.233
                                               ================      ================        =================     ===============
                                                        (78,926)              (63,144)               (199,583)              72,661
                                               ================      ================        =================     ===============
Net income before income taxes                        ($471,251)             ($89,129)              ($588,549)            (69,589)
                                               ================      ================        =================     ===============

Discontinued Operations:
     Income (loss) from operations of
       International Environmental Corp.
       (net of income taxes)                                 $0                    $0                      $0                   $0
Provision for tax benefit (expense)                           0                     0                       0                    0
                                               ----------------      ----------------        ----------------      ---------------

Net income                                            ($471,251)             ($89,129)              ($588,549)           ($69,589)
                                               ================      ================        ================      ===============

Earnings (loss) per Share:
     Income from continuing operations                   ($0.08)               ($0.02)                 ($0.10)             ($0.02)
                                               -----------------     ----------------        -----------------     ---------------

     (Loss) from discontinued operations                   0.00                  0.00                    0.00                 0.00
                                               ----------------      ----------------        ----------------      ---------------

Net income (loss)                                        ($0.08)               ($0.02)                 ($0.10)              ($0.02)
                                               ----------------      ----------------        ----------------      ---------------

Weighted average Shares Outstanding                   6,059,639             4,238,382               6,059,639            4,238,382
                                               ================      ================        ================      ===============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                             1996                1995
                                                                                        --------------      --------------
Cash flows from operating activities:
Net income (loss)                                                                            ($588,549)           ($69,589)
Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
              Depreciation and Amortization                                                    527,325             318,868
              (Increase) decrease in contracts receivable                                      114,540             379,106
              (Increase) decrease in subscriptions receivable                                2,373,500                   0
              (Increase) decrease in inventory                                                       0             132,000
              (Increase) decrease in costs and estimated earnings in
                   excess of billings on uncompleted contracts                                (219,219)         (1,052,119)
              (Increase)  decrease in prepaid expenses                                         (62,263)            (58,886)
              (Increase)  decrease in income tax refund                                         26,000             205,238
              (Decrease) increase in accounts payable                                         (276,342)            632,728
              (Decrease) increase in accrued expenses                                         (798,707)           (123,622)
              (Decrease) increase in billings in excess of cost and
                   estimated earnings on uncompleted contracts                                (114,461)            146,103
              (Decrease) increase in deferred taxes                                                  0                   0
                                                                                        --------------      --------------

                        Net cash provided (used) by operating activities                       981,824             509,827
                                                                                        --------------      --------------

Cash flows from investing activities:
(Purchase) sale of property and equipment                                                     (120,569)         (1,153,259)
(Increase) decrease in deposits and                                                              2,896              10,984
(Increase) decrease in goodwill and other assets                                                84,586                   0
                                                                                        --------------      --------------
                        Net cash provided (uses) by investing activities                       (33,087)        ($1,142,275)

Cash flows from financing activities:
(Repayment) increase of loans and other
liabilities payable                                                                         (1,452,718)            826,553
Proceeds from public offering, net                                                             507,417              29,531
(Repayment) proceeds from stockholder loan                                                     108,939            (102,700)
                                                                                        --------------      --------------

                        Net cash provided (used) by financing activities                      (836,362)           (753,384)
                                                                                        --------------      --------------

Net (decrease) increase in cash                                                                112,375             120,936

Cash, beginning of period                                                                      (49,002)            (93,512)

Cash, end of period                                                                             63,373             $27,424
                                                                                        ==============      ==============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                   FOR THE PERIOD ENDED SEPTEMBER 30, 1996 AND
                        THE YEAR ENDED DECEMBER 31, 1995

                                 Series A
                                Convertible          Common Stock                                            Additional
                                Preferred     ---------------------------        Stock       Accumulated     Paid - In     Treasury
                                   Stock      Shares Issued      Amount         Warrants       Deficit        Capital       Stock
                              --------------  -------------  -------------   -------------  -------------  -----------  -----------
Stockholders' Equity,
    December 31, 1994                      -      4,417,072      7,274,929          99,082     (1,511,535)     352,073    (668,017)

Issuance of 2,750 shares
    of Series A Convertible
    Preferred, net of costs        2,296,382              -              -               -              -            -           -

Net Loss, 1995                             -              -              -               -     (2,188,383)           -           -
                              --------------  -------------  -------------   -------------  -------------  -----------  -----------

Stockholders' Equity,
    December 31, 1995             $2,296,382      4,417,072     $7,274,929         $99,082    ($3,699,918)    $352,073   ($668,017)

Conversion of 1,328 shares
    of Series A Convertible
    Preferred Stock to
    1,821,257 shares of
    Common Stock                 ($1,108,944)     1,821,257      1,108,944               -              -            -           -

Issuance of 550 shares of
    Series A Convertible
    Preferred, net of costs          507,418              -              -               -              -            -           -

Net Loss, September 30, 1996               -              -              -               -       (588,549)           -           -
                              --------------  -------------  -------------   -------------  -------------  -----------  -----------

Stockholders' Equity,
    September 30, 1996            $1,694,856      6,238,329     $8,383,873         $99,082    ($4,288,468)    $352,073   ($668,017)
                              ==============  =============  =============   =============  =============  ===========  ===========

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Significant accounting policies:

         Basis of presentation:

         In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996. Although management believes that the disclosures in these financial statements are adequate to make the information presenting not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

         The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. The accompanying consolidated financial statement should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on form 10-KSB for the year ended December 31, 1995.

         Principles of consolidation:

         The consolidated financial statements include the financial position, results of operations and cash flows of International FiberCom, Inc., and its wholly-owned subsidiary, Kleven Construction, Inc. All material intercompany transactions, accounts and balances have been eliminated.

         Stock options, and restricted stock plans:

         At September 30, 1996 the Company had a stock-based compensation plan, described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. There was no compensation cost charged against income for its performance-based plan for the period ended September 30, 1996. Had compensation cost for the Company's stock-based plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                         Three Months                Nine Months
                                                                                                Ended                      Ended
                                                                                   September 30, 1996         September 30, 1996
                                                                                   ------------------         ------------------

         Net Loss                  As reported                                               $471,251                   $588,549
                                   Pro Forma                                                 $471,251                   $625,749

         Primary Loss Per Share    As reported                                                    .08                        .10
                                   Pro Forma                                                      .08                        .10

         During the year ended December 31, 1994, the Company adopted the 1994 Incentive Stock Option Plan. The Plan authorizes the Company to grant incentive stock options and non-qualified stock options to key employees of the Company. In addition, the Company has adopted the 1994 Restricted Stock Plan. This Plan authorizes the granting of restricted shares of common stock to key employees, consultants and researchers. Under the above Plans, 441,707 shares of common stock are reserved for issuance. During the nine months ended September 30, 1996, 365,000 options were granted at an exercise price of $1 1/8 per share with a term of 10 years. No restricted common stock was awarded pursuant to the aforementioned plans. None of the options have been exercised as of September 30, 1996.

         In addition, during the nine month period ended September 30, 1996, the Company issued 100,000 options to non-employees of the Company. The options are exercisable at a price of $1 1/8 per share for a term of 10 years.

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

                                            INTERNATIONAL FIBERCOM, INC.




                                            BY  /s/ Terry Beiriger
                                              ----------------------
                                                Terry Beiriger,
                                                Chief Financial Officer




DATED:  November 14, 1996
                                       11