Form 10KSB40
period 1996-12-31
INTERNATIONAL FIBERCOM INC
filed 1997-04-15
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                           Commission File No. 1-9690


                          INTERNATIONAL FIBERCOM, INC.
             (Exact name of Registrant as specified in its charter)

         Arizona                                          86-0271282
(State of Incorporation)                       (IRS Employer Identification No.)

           3615 S. 28th Street
            Phoenix, Arizona                                85040
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (602) 941-1900

           Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                   Name of each exchange on which registered

 Common Stock, No Par Value                 Boston Stock Exchange, Inc. and
                                           Philadelphia Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act : None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          YES  X       NO

Check if there is no disclosure of delinquent filings in this Form and no disclosure will be contained in the definitive Proxy Statement incorporated by reference in Part III of this Form 10-KSB. X

               Issuer's revenues for its fiscal year: $12,161,263

As of April 14, 1997, the number of shares of Common Stock outstanding was 6,393,799 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was approximately $9,219,008

                       Documents Incorporated By Reference

Portions of the Registrant's definitive Proxy Statement for its forthcoming Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Report.

Exhibit Index.................................................           Page 13

                                     PART I

ITEM 1. BUSINESS.

General Summary

         International FiberCom, Inc. (the "Company") is a Phoenix-based public holding company with two operating subsidiaries, Kleven Construction, Inc. ("Kleven") and Concepts in Communication, Inc. (Concepts). Kleven is a Phoenix-based company specializing in the design, installation and maintenance of fiber-optic and other cable service for the telecommunication and cable television ("CATV") industries. In 1996 Kleven operated in Arizona and California. Concepts is a Nashville-based company specializing in systems integration services including design, engineering, installation and maintenance of structured cable systems, network hardware and software, workstation peripherals and intercommunications systems, primarily within commercial, industrial and government facilities. In 1996 Concepts operated only in Tennessee.

The Telecommunications/CATV Industries

         Through the new application of fiber-optic technology, the telecommunications industry plans to deliver interactive voice, data and video services to consumers in a network package which has been called the "information superhighway." Telecommunications and CATV companies are moving to provide services which are expected to change dramatically basic functions of telephones and cable CATV in the home as well as in business. Such planned services include telephone, video conferencing, movies-on-demand, pay-per-view events, concerts, and interactive shopping and billing, games, classes, data and other programs.

         Fiber-optics. The capabilities of the fiber-optic cable based systems, along with computers, digitized data transmission and sophisticated television set-top boxes, will make these services possible. Fiber-optics is based upon the transmission of light through transparent fibers of glass or plastic. Such optical fibers can carry light over distances ranging from a few inches to more than 100 miles with little signal strength loss (1% over 78 miles). One strand of fiber is approximately 125 microns in diameter, which is thinner than a human hair. Optical fibers can work individually or in bundles with over 100 fiber strands bundled into a cable that looks like standard copper cables hanging above the street. A half-inch cable can carry up to 130 fiber strands, although most cables used are not of this size. A majority of cables hold about 20 strands, which is enough to provide 500-channel TV, telephone calls and data transmission.

         Optical fibers have an extremely pure core of glass or plastic surrounded by a covering called a cladding. In fiber-optic communication systems, special lasers transmit binary messages by flashing on and off at extremely high speeds. The messages then travel through the optical fibers to interpreting devices which convert the binary signals back into the form of the original signal. Fiber-optic communication systems have a number of features which make them superior to systems using traditional copper cables. For instance, fiber optic cables have little or no signal attenuation, much longer cable run distances, less susceptibility to noise, no susceptibility to transient voltages or impulses such as lightning strikes and higher data transmission speeds (1.5 million bits per second vs. 40 billion bits per second).

         Continuous changes in technology make the upgrading of systems from copper to fiber-optic cable an on-going process. The Company believes that other primary uses of fiber-optic cable will be on major freeways and possibly interstate highway systems, providing up-to-date information on accidents, weather, traffic and other pertinent information and also in structured cable systems, internal network hardware and intercommunications systems within commercial, industrial and government facilities. Kleven has installed a highway monitoring system in California and Concepts has installed numerous facility cable systems.

         Demand for Fiber-Optics. The push to build the information superhighway has created a demand for installation of high speed data transmission networks, which are the means by which the data will be transmitted. Because of the ever-increasing need for faster transmission networks, fiber optics has become not only a viable alternative to copper wiring but a necessity for any system being designed to handle future data traffic. In 1994 the National Cable Television Association estimated that the cost of wiring United States cities coast-to-coast with fiber-optic cable will be approximately $20 billion. Such Association also estimated that more than 75% of all cable systems currently in use will have to be rebuilt over the next ten years. Telecommunications companies such as Bell Atlantic Corp., MCI Communications Corp. ("MCI") and Cox Communications, Inc. ("Cox") have announced capital expenditure programs to upgrade their networks for the "information super highway," including installation of fiber-optic cable. For example, in 1995 Cox announced a $100 million capital expenditure program to install fiber-optic cable and make other CATV system improvements in the Phoenix metropolitan area and began implementing the program in 1996. Cox is the third largest CATV company in the United States as measured by the number of subscribers, with approximately 3.1 million subscribers.

         Such companies also need to replace much of the existing coaxial cable with state-of-the-art fiber-optics, including other upgrades, in order to remain competitive. As a result of capital expenditure plans such as these, Kleven believes that it is well positioned to help service the demand with its experience, expertise and reputation in the industry. No assurances can be given, however, that Kleven will be successful in expanding its business as planned, that announced capital expenditure programs of Kleven's current and prospective customers will ever occur, or that Kleven will obtain any of the business from such capital expenditures.

Kleven Construction, Inc.

         In August 1994, the Company acquired all the issued and outstanding common stock of Kleven for the sum of $3 million and issued 127,334 shares of the restricted shares of Common Stock of the Company valued at $600,000. In connection with the acquisition, the Company caused Kleven to enter into a five-year employment agreement with Jerry Kleven, who is the principal operating officer of Kleven. Kleven has served the telecommunication and cable industries since 1977, when it began installing CATV in California. In 1980 Kleven commenced its CATV work in Arizona and eventually established itself as a full service organization, providing underground systems and aerial cable installations serving the telephone industry and municipal governments and public and private utilities throughout Arizona. Kleven began to install fiber-optic cable in 1982.

         In the 1980s Kleven added aerial capabilities, as well as cable-splicing and other expertise, in order to become a full service entity for the industry. As a result of its underground and aerial capabilities, Kleven has been able to expand its base of business with telephone companies such as US West and CATV companies such as Cox. In connection with its telephone services, Kleven installs and maintains underground cable and conduit, aerial lines, manholes and telephone equipment for US West in Arizona.

         Kleven installs new fiber-optic systems as well as retrofits existing systems. In its retrofit service, Kleven upgrades existing cable with new equipment and underground or aerial cable which is compatible with existing equipment and other fiber-optic installations. Kleven has completed thousands of miles of trenching and cable placement in Arizona and California. Fiber-optic design and installation services require extreme care and the latest technological equipment, as well as the specialized skills which Kleven has developed.

         Kleven was one of the pioneers in the rocksaw method of cable installation, which allows it to complete projects quickly with attractive profit margins. With the increase in fiber-optic and retrofit telecommunications and CATV installation work, Kleven believes that its gross profit margins will increase substantially, because such work has a higher profit margin than the installation of utilities, such as water, sewer and irrigation systems. Kleven plans, given sufficient capital, to concentrate most of its efforts on fiber-optic and other cable installation, both aerial and underground, for the telecommunications and CATV industries.

         Customers. Kleven's customers include, or have included, US West, United Cable Television, Cox and the cities of Phoenix and Scottsdale, Arizona and Union City and Anaheim, California and Times Mirror in San Diego County, California. In fiscal 1996, Kleven's three largest customers were Cox Communications, the City of Phoenix and Robkeal, Ltd., comprising approximately 54%, 22% and 16% of total revenues, respectively.

         In 1995 Kleven expanded its operations into California and performed substantial services for AT&T, which was the general contractor for PacTel in San Diego County. From July 1995 to mid-February 1996 the Company provided fiber-optic and other cable installation services to AT&T for PacTel based on work orders received under a unit price contract with AT&T. As a result of its discussions with AT&T, the Company expected to book revenues of approximately $9 million through 1996 on the project. On four separate occasions during the first four months of the project, the engineering changed and new contract prices were negotiated. By mid-February 1996 AT&T stopped work on the project and the Company ceased receiving work orders. The reason for cessation of work on the job became clear in early April 1996 when it was announced that PacTel and SBC Communications, Inc. ("SBC") had agreed to a $16.7 billion merger.

         Kleven also has extensive background in the installation of all types of utilities, including water, sewer, storm drainage, steel casings, specialty boring and other state-of-the-art utility services, for governments, municipalities, such as the city of Phoenix, and public and private utilities in Arizona, such as SRP. Kleven installed utilities and telecommunications systems in a residential housing subdivision in the Phoenix metropolitan area. As a result of unexpected cost overruns on the job, the Company plans no further immediate activity in such line of work.

         Contracts. Under its typical CATV installation contract Kleven supplies the expertise, equipment and labor and the customer supplies nearly all materials, such as the fiber-optic cable and conduit. The work is generally performed under fixed unit price contracts. Because Kleven's work is labor intensive, it will require significant increases in machinery and manpower in order to expand its business as described in this Prospectus. With respect to the machinery and equipment, Kleven will require funds to make lease deposits or purchase new equipment, including specialty trucks and splicing equipment. The expected increase in volume will require significant additional personnel which, in turn, will require a large amount of working capital to meet the expanded payrolls. Kleven typically receives payment on its contracts within 30 to 45 days of invoicing and, accordingly, must be able to finance the receivables and work-in-progress for such period.

         Competition. The market for the telecommunications and CATV services Kleven offers is highly competitive and Kleven believes that the factors for its success include quality, technical capability, reliability, price and promptness of performance. In California, Kleven's competition includes the Fishel Companies, Hankel & McCoy and Burnup & Sims, Inc., the last of which is a large, publicly held corporation. In Arizona, Kleven competes against Fishel and Hankel & McCoy in cable installations and against such companies as Pauley Construction and Beecroft Trenching in the installation of telephone and power lines. All of such competitors are privately held, but have either regional or national scopes of operations. Kleven competes with Pulice Construction, Pearson Construction, Shiya-Stephans, Lundell Construction and Western Sun Construction in the installation of water, sewer, storm and irrigation systems in Arizona. Although most companies in this field tend to operate in a limited geographical area, a number of competitors may bid on a particular project without regard to location. Kleven has operated on a regional basis and is not aware of any competitors which could be considered dominant in the industry on a national basis.

         Kleven also provides services to utilities and, more recently, to Arizona homebuilders. The major competitive factor for utility service work is price, and a substantial portion of the work performed is awarded on the basis of competitive bids. There are numerous competitors qualified to perform the same services which Kleven provides in this area.

         Licenses. Kleven, through one of its officers, holds licenses in certain jurisdictions requiring general and specialty contractor licenses. Kleven is licensed and/or certified in Arizona and California.

         Insurance and Bonds. Kleven maintains liability insurance for claims arising from its business. The policy has a limit of $10 million in the aggregate and insures against both property damage and personal injury. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are sometimes purchased for individual projects when required contractually. Kleven has performance and payment bonding capability of $10 million.

         Backlog Orders and Work-in-Progress. The Company had a backlog of approximately $2 million, on a work in process basis, as of March 31, 1997. All such work orders are expected to be completed by the end of the third quarter of 1997. The Company also had an additional $2 million in work orders yet to be started at March 31, 1997.

         Employees. As of March 31, 1997 Kleven had approximately 200 full-time employees in its Arizona and California operations, including five executive officers, ten field supervisors and three technicians.

         Warranties. Kleven provides a warranty of its workmanship for a period of one to two years, depending on the requirements of its customers.

         Litigation. Kleven is not involved as a party to any legal proceeding other than various claims and lawsuits arising in the normal course of its business none of which, in the opinion of the Company's management, are individually or collectively material to Kleven's business.

Concepts in Communications, Inc.

         Systems Integration. In a relatively short period, computer networks have evolved from simple connections between desktop workstations to mission-critical information systems. Many companies have installed local area networks (LAN's) and wide area networks (WAN's) in an attempt to integrate more fully the capabilities and information of their computers and personnel. This shift from minicomputer based systems and mainframes to network based computing has shifted the emphasis from the physical system used for an organization's computing to the network system that connects the organization's computers. It is no longer the computer that is the source of an organization's informational productivity but rather the network, with its ability to transport information wherever it is needed. Systems integration involves the design, installation and maintenance of such networked systems, including LAN's and WAN's.

         Systems integration primarily involves the design, installation and maintenance of structured cabling systems, network hardware and software, and intercommunication systems. A structured cabling system is a cabling network designed to be adaptable, to avoid bottlenecks, and to have the capacity to handle many times the data traffic expected in the immediate future. The object of a structured cabling system is to provide cabling media that will provide sufficient capacity for any application being run on the system, whether it be voice transmission, data transmission or otherwise. Network hardware and software and intercommunication systems are an extension of the structured cabling system design.

         Demand for Systems Integration. Over the past five years there has been an increasing demand from tenants in the market for office or commercial space and from government entities for advanced telecommunications and computer cabling. A primary concern for such tenants and government entities is usually that a structured cable system be in place prior to or as a condition to occupancy. Because of the flexibility of such a system, neither the landlord nor the prospective tenant need worry about the ability of the system to adapt to the tenants needs and requirements thus reducing the worry of system obsolescence. For these reasons, a large majority of new office buildings will be built with a structured cabling system in place and, as older office buildings are refurbished, structured cabling systems will take the place of older communications systems.

Concepts in Communication, Inc.

         Effective in January 1997, the Company acquired all the issued and outstanding common stock of Concepts for the sum of approximately $4.8 million. In connection with the acquisition, the Company caused Concepts to enter into a two-year employment agreements with six key employees.

         Concepts was formed in 1983 upon the divesture of Bell Systems. The initial goal of the Concepts was to subcontract work from the local Bell operating company, South Central Bell, AT&T and other major corporations, such as IBM and BCE. By 1986, the initial goal of the Company had shifted to direct marketing to major end users in Tennessee and surrounding states. Such shift in strategy brought significant growth versus the competition who remained primarily in the subcontracting role, providing labor only. Material and labor sales brought significant additional revenues and direct marketing to major customers established Concepts' name as the leader in structured cable systems in Tennessee.

         In 1990, Concepts expanded its market focus to become a full service system integrator. At that time Concepts began to offer LAN/WAN hardware, network operating systems, file servers and workstations. Customer relations built in past operations contributed to Concepts successful entry into this new market.

         Customers. Concepts customers include, or have included, Nissan Motor Co., Kimberly Clark Corp., Nike Corp., Columbia/HCA Healthcare Corp., Autozone, The Trane Co., Caterpillar Financial Services, Ingram Micro, the State of Tennessee, Vanderbilt University Medical Center and St. Thomas Hospital. In fiscal 1996, Concepts' largest customer, the State of Tennessee, accounted for approximately 15% of its revenues.

         Contracts. Under its typical installation contracts, Concepts supplies the expertise, equipment, labor and sometimes the materials. Concepts also will provide hardware in a specific system installation.

         Competition. Concepts competes on a regional basis with Pomeroy Computer Resources, Anixter International and Unisys.

         Licenses. Concepts, through certain of its officers/employees, licenses in certain jurisdictions requiring general and specialty contractor licenses. Concepts is licensed and/or certified in Tennessee and Alabama.

         Insurance and Bonds. Concepts maintains liability insurance for claims arising from its business. The policy has a limit of $4 million in the aggregate and insures both property damage and personal injury. The policy is written on an "occurrence" basis, which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Concepts has performance and payment bond capability of $2 million.

         Backlog  Orders  and  Work-in-Progress.   Concepts  had  a  backlog  of
approximately $2.1 million, on a work in process basis, as of March 31, 1997. All such work orders are expected to be completed by July 1997.

         Employees.  As  of  March  31,  1997  Concepts  had  approximately  200
full-time  employees  in  its  Tennessee  operations,   including  10  executive
officers, 11 supervisors and 150 technicians.

         Warranties. Concepts provides a warranty of its workmanship for a period of one to five years, depending on the requirements of its customers.

         Litigation. Concepts is not involved as a party to any legal proceeding other than various claims and lawsuits arising in the normal course of its business none of which, in the opinion of the Company's management, are individually or collectively material to Concept's business.


ITEM 2. PROPERTIES.

         Kleven owns an office building of approximately 9,600 square feet located at 3615 South 28th Street, in Phoenix. Concepts does not own any real property.


ITEM 3. LEGAL PROCEEDINGS.

         In 1994 the Company settled a lawsuit in which it was the plaintiff against Midwest Steel, Inc. of Phoenix ("Midwest Steel") concerning two projects in Texas. Midwest Steel was the general contractor and the Company was a subcontractor for Union Carbide in Brownsville, Texas and FMC in Houston, Texas. The

Company's completed portion of the Union Carbide contract was $632,046, of which $358,834 was unpaid at the time of withdrawal from work on the project in 1991. The Company's completed portion of the FMC contract was $141,796, of which $110,640 was unpaid at the time of withdrawal from work on the project. Under the settlement Midwest Stock has been paying the Company the sum of $310,000 plus interest at the rate of prime plus 1% payable on a quarterly basis. Payments are scheduled through 1999.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to security holders through the solicitation of proxies or otherwise during the fiscal year covered by this Form 10-KSB Report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock was traded in the over-the-counter market through the NASDAQ National Market System until May 1985 and was formally removed from NASDAQ on July 15, 1985. From such date until August 18, 1994, the Company's Common Stock has been traded by market makers outside of the NASDAQ system. On August 18, 1994, the Company's Common Stock became listed on NASDAQ and the Boston Stock Exchange ("BSE"). The figures take into account a one-for-ten reverse stock split the Company effected on June 5, 1994.

         The following table sets forth, for the fiscal periods shown, representative high and low bid prices in dollars per share as reported by market makers in the Company's Common Stock and by the BSE and NASDAQ since August 18, 1994 and the PHLX prior to such date.


Year Ended December 31, 1994                             Low             High

         First Quarter                                  $1.60           $2.50
         Second Quarter                                 $4.25           $5.50
         Third Quarter                                  $3.75           $5.50
         Fourth Quarter                                 $4.25           $5.375

Year Ended December 31, 1995

         First Quarter                                  $2.87           $5.50
         Second Quarter                                 $2.00           $3.12
         Third Quarter                                  $1.38           $3.19
         Fourth Quarter                                 $1.00           $2.44

Year Ended December 31, 1996

         First Quarter                                  $1.13           $2.25
         Second Quarter                                  $.88           $2.00
         Third Quarter                                   $.77           $1.88
         Fourth Quarter                                  $.94           $1.38

         The number of beneficial holders of the Common Stock of the Company as of the close of business on March 31, 1997 was approximately 1,650.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. The Company has paid dividends on its Series A Convertible Preferred Stock in shares of Common Stock and will pay dividends of 4% on its Series B Convertible Preferred Stock in cash or shares of Common Stock, at its option. The Company has not, however, declared or paid cash dividends on its Common Stock and does not anticipate that it will pay such dividends in the foreseeable future. Rather, the Company intends to apply any earnings to the expansion and development of its business. Any payment of future dividends on the Common Stock and the amount thereof will be determined by the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and cash requirements, and any other factors the Company's Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data are derived from the Financial Statements of the Company which have been audited by Semple & Cooper, independent accountants, for the years ended December 31, 1995 and 1996. Such selected financial data should be read in conjunction with the Company's financial statements and related notes set forth in Item 14 herein.


                                                                       Years Ended December 31
                                             ---------------------------------------------------------------------------
                                                            Actual                               Pro Forma
                                                           --------                             ----------
                                                   1996               1995               1996               1995
                                                   ----               ----               ----               ----
Contract Revenues                              $12,161,263        $12,050,075        $26,587,639        $23,673,291
Cost of Contract Revenues                       11,387,705         11,801,757         21,998,318         19,755,212
Gross Profits                                      773,558            248,318          4,589,321          3,918,079
General and Administrative Expenses             (2,261,694)        (2,455,110)        (5,301,399)        (5,617,893)
Goodwill Impairment                             (2,677,490)                -0-        (2,677,490)                -0-
Other Income/Expense                               115,815            195,546           (61,585)             24,949
Benefit (Provision) for Income Taxes                   -0-            210,815                -0-            210,815
Net Income (Loss)                               (4,049,811)        (2,188,383)        (3,451,153)        (1,464,050)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         The Company, through its wholly-owned subsidiaries, Kleven and Concepts, specializes in the design, installation and maintenance of fiber-optics and other cable service for the telecommunication, CATV and power industries and in the installation and maintenance of structured cabling systems and network hardware, software and communication systems integration.

         The Company derives a substantial portion of its revenue from contracts that are accounted for under the percentage completion method of accounting. Under this method, revenues are recorded as work progresses on a contract so that revenue, less costs incurred to date, yield the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts.

Results of Operations

         The comparability of the results for 1996 and 1995 were significantly impacted by the acquisition of Concepts, as explained in the Unaudited Pro Forma Consolidated Statements of Operations information contained in the Financial Statements which are a part of this Report. Therefore, Item 6, "Selected Financial Data," and this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for these periods include tables which set forth the pro forma results of operations for 1996 which assume that the Company owned Concepts for all of 1996, when in fact, the Company completed such acquisition in January 1997.

1996 Compared to 1995.  (See Tables in Item 6, "Selected Financial Data" above)

Actual

         Contract Revenues. Contract revenues of the Company increased to $12,161,263 in 1996, from $12,050,075 in 1995, a .9% increase. Approximately 54%
of total revenues was attributable to the installation of fiber-optic and telecommunications systems for Cox Communications and US West, and 46% to electrical, water and sewer installation and other construction.

         Gross Profit. The Company had a gross profit of $773,557 in 1996 compared to a gross profit of $248,318 in 1995, an increase of 311%. The Company's increase in gross profit margins was due to improved margins on contracts with its customers over 1995. Kleven's margins would have been higher had it not incurred a loss of approximately $700,000 on an approximate $2 million contract in 1996 for utility and telecommunications work in a residential subdivision development. The Company incurred these cost overruns because of the insolvency of a major subcontractor and delays due to communication difficulties with the area's utility provider. The Company does not plan to undertake further activity of this type in 1997. In addition, margins would have been better had the Company been able to renegotiate its contracts with Cox in 1996, which it has done for fiscal 1997. Such new contracts contain better pricing than those in 1996. Gross Profits also improved because the Company avoided the major losses on contracts which occurred in 1995 with AT&T, Vision Por Cable Telecab S.A. de C.V., and the general contractor for a project for the city of Anaheim, California.

         General and Administrative Expenses. The Company's general and administrative expenses decreased to $2,261,694 in 1996 from $2,2455,110 in 1995, an 8% decrease, chiefly due to a reduction in the salaries of management and administrative personnel.

         Provision for Doubtful Accounts. The Company's provision for doubtful accounts in 1995 was $387,952 while there is no such provision in 1996. This provision resulted from the Company's inability to collect development costs and progress billings in such amounts on various projects with the government of Romania, the Romanian Ministries of Transport and Communications and the Credit Bank of Romania. The Company elected to write off this receivable because of the lack of payments in 1995.

         Goodwill Impairment. The Company determined to write-off the remaining goodwill from its purchase of Kleven as a one-time, non-cash charge because of the operating losses Kleven incurred in 1995 and 1996. The Company had been amortizing this goodwill at the rate of $120,000 per year.

         Net Loss. The Company's net loss increased to $4,221,115, or $.74 per share, from $2,188,383, or $.50 per share, in 1995. The loss, without taking into account payment of the dividend on the Series A Convertible Preferred Stock and the goodwill impairment, was reduced $1,372,322, or $.24 per share, compared with $2,188,383, or $.50 per share, in 1995, again reflecting the increase in gross profit margins and reduction of general and administrative expenses.

Pro Forma

         The foregoing pro forma results of operations assume that the Company owned Concepts for all of 1995 and 1996, which was not the case, and include pro forma adjustments for impairment of goodwill, adjustment of interest expenses and revision of the benefit for income taxes to make the periods comparable.

         Contract Revenues. Contract revenues of the Company increased from $23,673,291 in 1995 to $26,587,639, a 12.3% increase. The increase is due to an increase in Concepts revenues, primarily in its sales of engineered systems, including security systems, hardware sales and installation and integrated systems.

         Gross Profit. The Company had a gross profit of $4,589,321 for 1996 compared with a gross profit of $3,918,079 in 1995. The Company's increase in gross profit is due to improved gross profit margins of Kleven, as disclosed above. Kleven's profit margin increased from 2.1% in 1995 to 6.4% in 1996.

         Gross profit margins for Concepts decreased from 31.6% in 1995 to 26.4% in 1996. This decrease is primarily attributable to the lower margins earned on the sales of hardware and software for integrated systems. Concepts plans to emphasize installation and long term maintenance services in 1997 to offset higher hardware sales, which have historically had lower profit margins.

         General and Administrative Expenses. The Company's general and administrative expenses decreased from $5,617,893 in 1995 to $5,301,399 in 1996. This decrease is due primarily to reduction of management and administrative personnel by Kleven of approximately $481,000. The general and administrative expenses of Concepts in 1996 were about the same as in 1995.

         Goodwill Impairment. The Company determined to write-off the remaining goodwill from its purchase of Kleven as a one-time, non-cash charge because of the operating losses Kleven incurred in 1995 and 1996. The Company was amortizing this goodwill at the rate of $120,000 per year.

         Net Income (Loss). The net loss in 1996 was $3,754,456 compared with a loss of $1,596,050 in 1995. Without the Series B Preferred dividend and write-off of goodwill, the loss in 1996 was $773,510 compared with $1,464,050 in 1995, reflecting improved profit margins in Kleven and a reduction in general and administrative expenses of Kleven in 1996. Concepts' net income decreased from $593,812 in 1995 to $503,096 in 1996, chiefly as a result of lower gross profit margins resulting from the increased sale of hardware over maintenance and installation services and increased general and administrative expenses due to an expansion of Concepts' sale force.

Future Expectations

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Certain factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition from competitors with significant financial resources and market share; unforeseen difficulties in integrating acquired businesses; and the amount and rate of growth in general and administrative expenses associated with building a strengthened corporate infrastructure to support operations.

Liquidity and Capital Resources

         The Company's liquidity is impacted by the nature of billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unfilled costs and profits. In 1996 the Company funded its operations short-term debt under a $500,000 bank line of credit. As a result of significant operating losses incurred in 1995, such line of credit did not provide sufficient working capital for the Company to finance its operations and the Company made several private placements of securities to enhance its capital.

         In the fourth quarter of 1995 the Company commenced a private placement of shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock") to investors outside the United States. In January, February and May 1996 the Company completed the funding of the offering by closing the sale of 3,300 shares of Series A Preferred at a price of $1,000 per share, or $2,750,000 in total. Subject to certain conditions and limitations, such Series A Preferred is convertible into Common Stock at a price equal to a thirty percent (30%) discount from the lower of the average closing bid price of the Common Stock for the three consecutive trading days prior to (i) the date of subscription for the Series A Preferred or (ii) the date of conversion of the Series A Preferred into Common Stock. Such conversion prices for the Series A Preferred on the dates of subscription were $.81662 per share for the first 1,000 shares sold in January 1996, $1.50 per share for 1,750 shares sold in February 1996 and $1.10 for 550 shares sold in May 1996. Also in May 1996, the holders converted 1,328 shares of Series A Preferred into 1,821,257 shares of Common Stock, leaving a balance of 1,972 shares of Series A Preferred. The net proceeds of the offering of the Series A Preferred, after applicable commissions and offering expenses, were approximately $2,789,941. The Company applied the net proceeds to pay outstanding payables, reduce debt, purchase new equipment for fiber-optic installation, expand the Company's operations in Arizona and provide additional working capital.

         On February 13, 1997, the Company closed the purchase of Concepts for $4,800,000, which the Company is obtaining through the sale of 8% Convertible Subordinated Debentures ("Debentures") and Series B Convertible Preferred Stock ("Series B Preferred") in exempt transactions under Regulation D under the
Securities  Act of  1933,  as  amended  ("Act").  The  Company  sold  $1,500,000 principal amount of the Debentures, which are due and payable in full on February 10, 1998 and are convertible into Common Stock commencing October 11, 1997, at a price of $1.25 per share. The Series B Preferred is being issued in four tranches of $1,100,000 each on or before the 15th day of March, April, May and June 1997. The Preferred Stock is convertible into Common Stock at a price equal to the lower of the Average Stock Price on the date of each monthly subscription or the Discounted Average Stock Price on the date of conversion. The "Average Stock Price" is the average of the daily closing bid prices of the Common Stock for the five consecutive trading days immediately preceding the relevant date. The "Discounted Average Stock Price" is (i) 70% of the average of the daily closing bid prices of the Common Stock for the five consecutive trading days immediately preceding the date of conversion into Common Stock if the average of the daily bid price is at or below $3.00 per share or (ii) 75% of the average of such daily closing bid prices if the average is above $3.00 per share. For a one-year period after the issuance of the Preferred Stock, the Conversion Price of the Common Stock will not be less than 50% of the Average Stock Price, but will, in no event, exceed $.75 per share. There will be no floor on the conversion price if the Company fails to achieve certain levels of gross profit on a quarterly basis. Dividends will be payable on the Preferred Stock if the Company fails to achieve certain levels of gross profit on a quarterly basis. Dividends will be payable on the Preferred Stock at the rate of 4% per annum, payable in shares of Common Stock or cash, at the option of the Company, on a quarterly basis. The Preferred Stock is redeemable on or after 60 days after issuance, in whole or in part, at 150% of the purchase price of the Preferred Stock plus all accrued but unpaid dividends.

           The Company also committed to issue 220,000 Common Stock Purchase Warrants for each of the four tranches upon the funding of each tranche of the Preferred Stock. The exercise prices range from $2.25 to $3.00 per share for the Warrants. The Company has committed to file registration statements respecting the Debentures and the Series B Preferred. The Company plans to apply approximately $600,000 of the proceeds of the offering for working capital. Additionally, the Company is seeking an expanded line of credit. The Company believes that the working capital provided by its 1997 private placement, along with expected internally generated working capital from the operation of the business of Kleven and Concepts, will satisfy its anticipated growth business for the next 12 months.


ITEM 8.                    FINANCIAL STATEMENTS.

         The financial statements and schedules are included herewith commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no disagreement on accounting and financial disclosure with the Company's accountants within the two years prior to the date of the most recent financial statements requiring disclosure under this item and any accountants' reports on the financial statements of the Company for the past two years has contained no adverse opinion and no disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

                                    PART III

         As indicated in the following table, the information required to be presented in Part III of this report is hereby incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report:


               Material in Proxy Statement for 1997 Annual Meeting
                    which is incorporated herein by reference

------------------------------------------------------------------------------------------------------------------------
   Item No.                              Item Caption                                   Proxy Statement Caption
---------------      ----------------------------------------------------      -----------------------------------------
       9             Directors, Executive Officers, Promoters and              "Directors and Executive Officers"
                     Control Persons, Compliance with 16(a) of
                     the Exchange Act.
      10             Executive Compensation                                    "Executive Compensation"
      11             Security Ownership of Certain Beneficial                  "Security Ownership of Principal
                     Owners and Management                                     Stockholder's and Management"
      12             Certain Relationships and Related                         "Certain Transactions"
                     Transactions


                                     PART IV

ITEM 10.      EXHIBITS AND REPORTS ON FORM 8-K.

         (a)                        Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B.


   No.                                                 Description                                                Note
----------       ----------------------------------------------------------------------------------------       --------
  3.i.1          Restated Articles of Incorporation of Registrant, dated October 21, 1981                         (1)
  3.i.2          Amendment to Articles of Incorporation of Registrant, dated April 18, 1986                       (1)
  3.i.3          Amendment to Articles of Incorporation of Registrant, dated May 20, 1987                         (1)
  3.i.4          Amendment to Articles of Incorporation of Registrant, dated February 4, 1988.                    (1)
  3.i.5          Amendment to Articles of Incorporation of Registrant, dated August 15, 1991.                     (1)
  3.i.6          Amendment to Articles of Incorporation of Registrant dated June 3, 1994.                         (1)
   3.ii          Amended, revised and restated Bylaws of the Registrant                                           (1)
   4.1           Form of Common Stock Certificate                                                                 (1)
   10.1          1994 Incentive Stock Option Plan                                                                 (1)
   10.2          1994 Restricted Stock Plan                                                                       (1)
   10.3          Stock Purchase Agreement between Registrant and Kleven Construction, Inc.                        (1)
                 dated January 17, 1994

   10.4          Stock Purchase Agreement between Registrant and Concepts in Communications,                      (2)
                 Inc. dated January 17, 1997.
   11.1          Statement re: computation of earnings per share                                                   *
   21.1          Subsidiaries of the Registrant                                                                    *


*                Filed herewith

(1)      Filed with Registration No. 33-79730, dated June 3, 1994

(2)      Filed with Report on Form 8-K, dated March 10, 1997

         (b)  Current Reports on Form 8-K

         The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          INTERNATIONAL FIBERCOM, INC.


Dated:  April 15, 1997                 By  /s/ Joseph P. Kealy
                                       --------------------
                                       Joseph P. Kealy, Chairman of the Board,
                                       President and Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                                                                  Date

 /s/ Joseph P. Kealy                                                                             April 15, 1997
-----------------------------------------------------------------------
Joseph P. Kealy, Chairman of the Board,
President, Principal Executive Officer and Director



 /s/ Terry Beiriger                                                                              April 15, 1997
-----------------------------------------------------------------------
Terry Beiriger, Principal Financial Officer,
Controller, Treasurer and Secretary



 /s/ John F. Kealy                                                                               April 15, 1997
-----------------------------------------------------------------------
John F. Kealy, Director



 /s/ Edwin L. King                                                                               April 15, 1997
-----------------------------------------------------------------------
Edwin L. King, Director



 /s/ Jerry Kleven                                                                                April 15, 1997
-----------------------------------------------------------------------
Jerry Kleven, Director



 /s/ Richard J. Seminoff                                                                         April 15, 1997
-----------------------------------------------------------------------
Richard J. Seminoff, Director

                          INTERNATIONAL FIBERCOM, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               For The Years Ended
                           December 31, 1996 and 1995

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To The Stockholders and Board of Directors of
International FiberCom, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of International FiberCom, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International FiberCom, Inc. and Subsidiaries as of December 31, 1996, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


Semple & Cooper, P.L.C.
Certified Public Accountants

April 7, 1997

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996

                                     ASSETS

Current Assets:
   Cash and cash equivalents (Note 1)                                 $    3,972
   Accounts receivable
     - trade, net of allowance for doubtful accounts
         (Notes 1, 2, 3 and 7)                                         2,458,477
     - unbilled                                                          196,815
     - other                                                              27,769
   Prepaid expenses                                                       37,912
   Costs and estimated earnings in
     excess of billings on
       uncompleted contracts (Notes 1 and 4)                             249,546
                                                                      ----------

        Total Current Assets                                           2,974,491
                                                                      ----------


Property and Equipment, net (Notes 1, 5, 7 and 8)                      2,899,055
                                                                      ----------


Other Assets:
   Accounts receivable - long-term (Notes 1 and 2)                        88,478
   Loans receivable from related parties
     (Note 3)                                                            562,025
   Deferred costs                                                        234,367
   Mortgage closing costs, net (Note 1)                                    6,034
   Investment in limited partnership (Note 6)                             28,781
   Refundable deposits                                                     9,480
                                                                      ----------

                                                                         929,165
                                                                      ----------

        Total Assets                                                  $6,802,711
                                                                      ==========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                December 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable
     - current portion (Note 7)                                     $ 1,014,986
     - related party (Note 3)                                             6,000
   Obligations under capital leases
     - current portion (Note 8)                                         110,355
   Accounts payable
     - trade                                                          1,965,837
     - related parties (Note 3)                                          24,610
   Accrued expenses                                                     358,585
   Billings in excess of costs and
     estimated earnings on uncompleted
       contracts (Note 1 and 4)                                         185,119
                                                                    -----------

        Total Current Liabilities                                     3,665,492
                                                                    -----------


Long-Term Liabilities:
   Notes payable - long-term (Note 7)                                   544,833
   Obligations under capital leases
     - long-term (Note 8)                                               384,108
                                                                    -----------

                                                                        928,941
                                                                    -----------


Commitments and Contingencies (Note 9)                                     --

Stockholders' Equity: (Note 10)
   Series A 9% convertible preferred stock, no par value;
     10,000,000 shares authorized, 1,972 shares issued
     and outstanding                                                  1,680,997
   Common stock, no par value; 100,000,000 shares
     authorized; 6,572,489 shares issued, 6,393,799
     shares outstanding                                               8,555,176
   Common stock warrants                                                 99,082
   Additional paid-in capital                                           462,073
   Accumulated deficit                                               (7,921,033)
                                                                    -----------
                                                                      2,876,295
   Less: treasury stock, 178,690 shares, at cost                       (668,017)
                                                                    -----------

        Total Stockholders' Equity                                    2,208,278
                                                                    -----------

        Total Liabilities and Stockholders' Equity                  $ 6,802,711
                                                                    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 1996 and 1995

                                                       1996            1995
                                                       ----            ----

Contract Revenues                                  $ 12,161,263    $ 12,050,075

Cost of Contract Revenues                           (11,387,706)    (11,801,757)
                                                   ------------    ------------

Gross Profit                                            773,557         248,318

General and Administrative Expenses                  (2,261,694)     (2,455,110)

Goodwill Impairment (Note 1)                         (2,677,490)           --

Provision for Doubtful Accounts (Note 12)                  --          (387,952)
                                                   ------------    ------------

Loss from Operations                                 (4,165,627)     (2,594,744)
                                                   ------------    ------------

Other Income (Expense):
   Interest income                                       49,086          26,229
   Interest expense                                        (141)         (2,936)
   Other income                                          16,089         102,768
   Gain on sale of fixed assets                          50,781          69,485
                                                   ------------    ------------

                                                        115,815         195,546
                                                   ------------    ------------

Net Loss before Income Taxes                         (4,049,812)     (2,399,198)

Income Taxes                                               --           210,815
                                                   ------------    ------------

Net Loss                                             (4,049,812)     (2,188,383)

Preferred Stock Dividends (Note 10)                    (171,303)           --
                                                   ------------    ------------

Net Loss Attributable to Common Stockholders       $ (4,221,115)   $ (2,188,383)
                                                   ============    ============

Net Loss per Share                                 $       (.74)   $       (.50)
                                                   ============    ============

Weighted Average Shares Outstanding                   5,716,600       4,417,072
                                                   ============    ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For The Years Ended December 31, 1996 and 1995

                                                Common Stock            Common                       Additional
                             Preferred    ------------------------       Stock       Accumulated       Paid-in      Treasury
                               Stock       Shares Issued   Amount       Warrants       Deficit         Capital        Stock
                               -----       -------------   ------       --------       -------         -------        -----

Stockholders' Equity,
  December 31, 1994         $      --        4,417,072   $ 7,274,929   $    99,082   $(1,511,535)   $   352,073   $  (668,017)

Issuance of 2,750 shares
  of Series A 9% convertible
  preferred, net of costs     2,296,382           --            --            --            --             --            --

Net Loss, 1995                     --             --            --            --      (2,188,383)          --            --
                            -----------    -----------   -----------   -----------   -----------    -----------   -----------
Stockholders' Equity,
  December 31, 1995           2,296,382      4,417,072     7,274,929        99,082    (3,699,918)       352,073      (668,017)

Issuance of 550 shares
  of Series A 9% convertible
  preferred stock, net of
  costs                         493,559           --            --            --            --             --            --

Conversion of 1,328 shares of
  Series A 9% convertible
  preferred stock to
  common stock               (1,108,944)     1,821,257     1,108,944          --            --             --            --

Issuance of preferred stock
  dividend                         --          155,470       171,303          --        (171,303)          --            --

Options issued for
  services                         --             --            --            --            --          110,000          --

Net Loss, 1996                     --             --            --            --      (4,049,812)          --            --
                            -----------    -----------   -----------   -----------   -----------    -----------   -----------
Stockholders' Equity,
  December 31, 1996         $ 1,680,997      6,393,799   $ 8,555,176   $    99,082   $(7,921,033)   $   462,073   $  (668,017)
                            ===========    ===========   ===========   ===========   ===========    ===========   ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1996 and 1995

                                                            1996            1995
                                                            ----            ----

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
   Cash received from customers                        $ 12,190,485    $ 12,928,576
   Cash paid to suppliers and employees                 (13,379,188)    (12,618,292)
   Interest paid                                               (141)       (249,488)
   Interest received                                         35,340          17,075
   Income tax refunds received                               26,000         192,565
                                                       ------------    ------------
        Net cash provided (used) by operating
          activities                                     (1,127,504)        270,436
                                                       ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                      (145,605)       (215,228)
   Loans to related parties                                    --            (3,236)
   Disbursements for deferred acquisition costs            (124,367)           --
   Collection of loans to related parties                   117,294         100,000
   Proceeds from sale of fixed assets                       104,205         138,976
   Payments for investment in limited partnership            (4,240)         (4,240)
                                                       ------------    ------------
        Net cash provided (used) by investing
          activities                                        (52,713)         16,272
                                                       ------------    ------------

Cash flows from financing activities:
   Proceeds from notes payable                                 --           370,308
   Repayment of notes payable                            (1,525,491)       (685,307)
   Repayment of loans from stockholder                      (54,000)        (12,000)
   Repayment of obligations under capital leases           (112,128)        (37,438)
   Proceeds from sale of preferred stock                    493,559            --
   Collection of stock subscriptions receivable           2,373,500            --
                                                       ------------    ------------
        Net cash used by financing
          activities                                      1,175,440        (364,437)
                                                       ------------    ------------

Net decrease in cash and cash equivalents                    (4,777)        (77,729)

Cash and cash equivalents at beginning of year                8,749          86,478
                                                       ------------    ------------

Cash and cash equivalents at end of year               $      3,972    $      8,749
                                                       ============    ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 For The Years Ended December 31, 1996 and 1995


                                                         1996           1995
                                                         ----           ----

Reconciliation of Net Loss to Net Cash
  Provided (Used) by Operating Activities:

Net Loss                                             $(4,049,812)   $(2,188,383)
                                                     -----------    -----------

Adjustments to Reconcile Net Loss to Net
  Cash Provided (Used) by Operating Activities:
    Depreciation and amortization                        794,974        665,142
    Gain on sale of fixed assets                         (50,781)       (69,485)
    Interest added to principal of loans
      receivable from related parties                    (13,746)       (46,885)
    Accrued stock offering expenses                         --          (77,118)
    Impairment of goodwill                             2,677,490           --

Changes in Assets and Liabilities:
    Accounts receivable
      - trade                                            (20,829)     1,102,501
      - unbilled                                        (196,815)          --
      - other                                             17,931        (11,700)
    Inventory                                               --          132,000
    Income tax refund receivable                          26,000        192,565
    Prepaid expenses                                       9,698        (19,985)
    Accrued interest receivable                             --           37,731
    Costs and estimated earnings
      in excess of billings
        on uncompleted contracts                         201,957       (111,973)
    Accounts receivable - long-term                       67,087         60,859
    Refundable deposits                                    3,970          3,325
    Bank overdraft                                       (57,751)      (122,239)
    Accounts payable
      - trade                                            179,838        141,373
      - related parties                                  (27,511)          (131)
    Accrued expenses                                    (588,145)       620,497
    Deferred income taxes
      - current                                             --         (146,146)
      - long-term                                           --          (64,669)
    Billings in excess of costs
      and estimated earnings on
        uncompleted contracts                           (101,059)       173,157
                                                     -----------    -----------

                                                       2,922,308      2,458,819
                                                     -----------    -----------

Net Cash Provided (Used) by Operating Activities     $(1,127,504)   $   270,436
                                                     ===========    ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

        Nature of Corporation:

        International FiberCom, Inc. is a Corporation which has been duly formed and organized under the laws of the State of Arizona. The Corporation, which was originally named Miller Investments, Inc., was approved by the State of Arizona on December 29, 1972. Since inception, the Company has changed its name as follows:

           Date of Change                         Name
           --------------                         ----

           October, 1978        Miller Education & Communications Corporation
           October, 1981        Miller Technology & Communications Corporation
           May, 1987            Hospitality Capital Corporation
           September, 1991      International Environmental Holdings,Inc.
           June, 1994           International FiberCom, Inc.

        In September, 1990, the Corporation acquired one hundred percent (100%) of the outstanding common stock of International Environmental Corp.

        On December 31, 1994, the Company adopted a formal plan to sell International Environmental Corp. to a stockholder of International FiberCom, Inc. in exchange for 158,154 shares of International FiberCom, Inc.'s common stock, valued at $514,000. The stock is shown as treasury stock in the Company's equity section at December 31, 1996.

        On August 25, 1994, the Company acquired one hundred percent (100%) of the issued and outstanding common stock of Kleven Construction, Inc.

        Kleven Construction, Inc. is a Phoenix-based company specializing in the design, installation and maintenance of fiber-optic and other cable for the telecommunications and cable television industries. Through the acquisition of Kleven Construction, Inc., the Company changed its primary business focus to servicing the telecommunications and cable television industries throughout the southwestern United States and into Mexico.

        The length of the Company's contracts vary, but are typically less than one (1) year. Therefore, assets and liabilities are classified as current and non-current, based on a one (1) year operating cycle.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

        Principles of Consolidation:

        The consolidated financial statements at December 31, 1996 include the accounts of the Company and its wholly-owned subsidiary, Kleven Construction, Inc. All significant intercompany transactions, accounts and balances have been eliminated.

        Pervasiveness of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue and Cost Recognition:

        Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total costs for each contract.

        Contract costs include, amongst other things, direct labor, field labor, subcontracting, direct materials, direct overhead, and interest costs incurred as a result of contracting activity. Selling, general, and administrative costs are charged to expense as incurred. Project losses are provided for in their entirety in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and estimated earnings during the course of the work are reflected during the accounting period in which the facts that require such revisions become known.

        Cash and Cash Equivalents:

        Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

        Accounts Receivable - Trade:

        Accounts receivable - trade represent the amounts billed but uncollected on completed construction contracts and construction contracts in progress.

        The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At December 31, 1996, an allowance has been established for potentially uncollectible accounts receivable in the amount of $69,153.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

        Property and Equipment:

        Property and equipment are recorded at cost. Depreciation is provided for on the straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives are as follows: construction equipment and vehicles, 7 years; building, 31 years, and office furniture and equipment, 5 to 7 years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended December 31, 1996 and 1995, depreciation expense was $676,540 and $546,708, respectively.

        The Company's capital lease agreements are recorded at the lower of the present value of the minimum lease payments, or the fair market value of the assets. The assets are being depreciated over the lesser of their estimated productive lives, or their lease term. Depreciation of the assets under the capital leases is included in depreciation expense, as noted above, for the years ended December 31, 1996 and 1995.

        Goodwill:

        During the year ended December 31, 1996, goodwill of $2,677,490, which arose in connection with the acquisition of Kleven Construction, Inc. was written off as it was deemed to have no continuing value due to recurring operating losses. Amortization expense charged to operations for each of the years ended December 31, 1996 and 1995, was $118,125.

        Mortgage Closing Costs:

        Mortgage closing costs are being amortized ratably over a 25 year period. Amortization expense for the years ended December 31, 1996 and 1995 was approximately $300 per year. Accumulated amortization as of December 31, 1996 is $1,702.

        Income Taxes:

        For financial and tax accounting purposes, the Company reports income and expenses based on the percentage-of-completion method of accounting for long-term construction contracts.

        Deferred income taxes arise from timing differences resulting from revenues and expenses reported for financial accounting and tax reporting purposes in different periods. Deferred income taxes represent the estimated tax liability on additional depreciation expense reported based upon accelerated tax depreciation methods, and timing differences in the utilization of net operating losses.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.      Summary of Significant Accounting Policies: (Continued)

        Earnings Per Share:

        The computation of earnings per share is based on the weighted average number of shares outstanding for each period. Fully diluted earnings per share are not presented as they are anti-dilutive.

        New Accounting Pronouncements:

        Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

2.      Accounts Receivable - Trade:

        At December 31, 1996, accounts receivable - trade consist of the following:

             Contracts in progress                         $  731,818
             Contracts in progress - retention                115,621
             Completed contracts                            1,708,517
             Completed contracts - retention                   60,152
                                                           ----------
                                                            2,616,108
             Less: allowance for doubtful accounts            (69,153)
                                                           ----------
                                                            2,546,955
             Less: long-term receivable                       (88,478)
                                                           ----------

                                                           $2,458,477
                                                           ==========

        The long-term receivable arose from a litigation settlement on a contract dispute, and is being paid on installments through October, 1999.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.      Related Party Transactions:

        Accounts Receivable - Trade:

        As of December 31, 1996, accounts receivable - trade includes 137,986 due from a related entity.

        Loans Receivable from Related Parties:

        At December 31, 1996, loans receivable from related parties consist of the following:

        6.5% loan receivable from a corporate stockholder,
        due in full December 31, 1997; secured by the
        Company's common stock.                                   $   75,140

        6.5% loan receivable from a corporate stockholder,
        due in full December 31, 1997; secured by the
        Company's common stock.                                       77,254

        7.0% loan receivable from a corporate stockholder,
        with  sixty (60) monthly payments of $3,198, including
        principal and interest, due in full April 1, 2000;
        unsecured. (See Note 9)                                      192,126

        7.0% loan receivable from a corporate stockholder,
        with  sixty (60) monthly payments of $791, including
        principal and interest, due in full April 1, 2000;
        unsecured.                                                    67,942

        7.0% loan receivable from a corporate stockholder,
        with sixty (60) monthly payments of $2,577, including
        principal and interest, due in full April 1, 2000;
        unsecured. ( See Note 9)                                     149,563
                                                                  ----------


                                                                  $  562,025
                                                                  ==========


        Based upon the opinion of the management of the company, the above receivables have been classified as long-term in the accompanying financial statements.

        Accounts Payable - Related Parties:

        Accounts payable - related parties consist of amounts owed to an officer of the Company and to a related entity.

        Notes Payable - Related Party:

        At December 31, 1996, notes payable - related party consists of a $6,000 non-interest bearing note payable to a corporate stockholder, due on demand; unsecured.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.      Contracts in Progress:

        At December 31, 1996, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

             Costs incurred on uncompleted contracts        $1,536,120
             Profit earned to date                             299,123
                                                            ----------
                                                             1,835,243
             Less: billings to date                         (1,770,816)
                                                            ----------
                                                            $   64,427
                                                            ==========

        Included in the accompanying balance sheet under the following captions:

             Costs and estimated earnings in excess
               of billings on uncompleted contracts         $  249,546

             Billings in excess of costs and estimated
               earnings on uncompleted contracts              (185,119)
                                                            ----------
                                                            $   64,427
                                                            ==========

5.      Property and Equipment:

        At December 31, 1996, property and equipment consists of the following:

              Building and land                             $  373,201
              Furniture and fixtures                           192,423
              Construction vehicles                            296,083
              Construction equipment                         4,315,676
              Leasehold improvements                            54,812
                                                            ----------
                                                             5,232,195
          Less: accumulated depreciation                    (2,333,140)
                                                            ----------

                                                            $2,899,055
                                                            ==========

6.      Investment in Limited Partnership:

        The Company has a 12.475% ownership interest as a limited partner in the Rio Verde Ranch Partnership. The partnership's sole activity is the acquisition and sale of a parcel of raw land which is presently listed for sale. Prior to the sale of the land, the Company will have future annual funding requirements of approximately $4,000 per year due on March 1 of each year through 1998. At December 31, 1996, the partnership investment at cost, which management believes approximates market, was $28,781.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.      Notes Payable:

        At December 31, 1996, notes payable consist of the following:

        Note payable to Wells Fargo Bank on a $1,500,000 revolving line of credit, interest only payable monthly at Wells
        Fargo Bank's base rate plus 3%, due March 1, 1997;
        collateralized by trade accounts receivable, property and
        equipment, and personal guarantees by the Company's
        officers. The effective interest rate was 11.75% at
        December 31, 1996.                                           $ 578,000

        Mortgage note payable to Bank of America, interest at
        prime plus 2.5%, payable in variable monthly
        installments, including principal and interest, due
        July 15, 2016; collateralized by a Deed of Trust. The
        effective interest rate was 11% at December 31, 1996.          270,975

        7.4% note payable to Wells Fargo Bank in monthly
        installments of $16,513, including principal and
        interest, due in full on March 1, 1997;
        collateralized by equipment.                                    66,838

        7.38% note payable to Wells Fargo Bank in monthly
        installments of $1,165, including principal and
        interest, due in full on February 1, 1997;
        collateralized by equipment.                                     3,725

        7.94% note payable to Wells Fargo Bank in monthly
        installments of $4,435, including principal and interest,
        due in full on April 15, 1997; collateralized by
        equipment.                                                      17,385

        8.44% note payable to Wells Fargo Bank in monthly
        installments of $1,491, including principal and interest,
        due in full on May 31, 1997; collateralized by
        equipment.                                                       8,877

        9.23% note payable to Wells Fargo Bank in monthly
        installments of $4,816, including principal and interest,
        due in full on August 1, 1997; collateralized by equipment.     37,402

        9.23% note payable to Wells Fargo Bank in monthly
        installments of $1,471, including principal and interest,
        due in full on May 1, 1998; collateralized by equipment.        14,200

        10.95% note payable to CIT in monthly installments of
        $2,512, including principal and interest, due in full
        on February 5, 1997; collateralized by equipment.                3,418

        Note payable to the City of Phoenix in monthly principal
        installments of $2,334 plus interest at 6.9%, until paid
        in full; collateralized by land and building.                   10,081

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.      Notes Payable: (Continued)

        8.5% note payable to KDC Financial in monthly
        installments of $2,911, including principal and interest,
        due in full on May 1, 1998; collateralized by equipment.        46,464

        7.9% note payable to Case Credit Corp. in monthly
        installments of $2,684, including principal and interest,
        due in full on May 1, 1998; collateralized by equipment and
        a personal guarantee from an officer of the Company.            22,531

        10% note payable to Clark Credit Corp. in monthly
        installments of $10,433, including principal and interest, due in full on September 22, 1998; collateralized by equipment
        and a personal guarantee from an officer of the Company.       208,851

        14.5% note payable to Clark Credit Corp. in monthly
        installments of $252, including principal and interest,
        due in full on October 22, 1998; collateralized by equipment
        and a personal guarantee from an officer of the Company.         4,873

        10.5% note payable to Case Credit Corp. in monthly
        installments of $6,093, including principal and interest,
        due in full on October 16, 1999; collateralized by
        equipment.                                                     179,095

        8.5% note payable to Atlas Copco in monthly
        installments of $1,823, including principal and interest,
        due in full on December 1, 1999; collateralized by
        equipment.                                                      57,750

        7.5% note payable to Associates Commercial Corp. in
        monthly installments of $1,934, including principal
        and interest, due in full on April 15, 1998;
        collateralized by equipment.                                    29,354
                                                                    ----------
                                                                     1,559,819
        Less: current portion of notes payable                      (1,014,986)
                                                                    ----------

                                                                    $  544,833
                                                                    ==========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.      Notes Payable: (Continued)

        A schedule of future minimum principal payments due on notes payable outstanding at December 31, 1996, is as follows:

                 Year Ending
                 December 31,                                Amount
                 ------------                                ------

                     1997                                $1,014,986
                     1998                                   208,765
                     1999                                    80,864
                     2000                                     5,826
                     2001                                     6,500
                 Subsequent                                 242,878
                                                         ----------

                                                         $1,559,819
                                                         ==========
8.      Obligations Under Capital Leases:

        At December 31, 1996, the Company was the lessee of construction and office equipment, with an original cost of $741,604, under capital lease agreements expiring through December, 2000.

        Minimum future lease payments under the capital leases as of December 31, 1996, for each of the next four (4) years, are as follows:

                 Year Ending
                 December 31,                                Amount
                 ------------                                ------

                     1997                                $  151,579
                     1998                                   123,890
                     1999                                   123,890
                     2000                                   203,160
                                                         ----------
        Total minimum lease payments                        602,519

        Less: amount representing interest                 (108,056)
                                                         ----------
        Present value of net minimum lease payments         494,463

        Less: current maturities of capital lease
                obligations                                (110,355)
                                                         ----------

                                                         $  384,108
                                                         ==========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 9.     Commitments and Contingencies:

        Operating Leases:

        The Company leases vehicles and office equipment under operating lease agreements, with terms of two (2) to four (4) years. Future minimum lease payments under long-term operating lease agreements at December 31, 1996, are as follows:

                       Year Ended
                      December 31,                           Amount
                      ------------                           ------

                          1997                           $  132,665
                          1998                               34,474
                                                         ----------

                                                         $  167,139
                                                         ==========

        For the years ended December 31, 1996 and 1995, total rent expense approximated $246,186 and $226,972, respectively.

        Employment Contracts:

        The Company has entered into employment contracts with three (3) officers through August, 1999, which provide for a minimum annual salary and automobile allowance. In addition, one (1) of the agreements contains incentives based on the Company's attainment of specified levels of sales and earnings. As of December 31, 1996, the total commitment was $1,074,150.

        Litigation:

        The Company has filed suit against two stockholders and former officers of the Company to collect on unpaid promissory notes owed to the Company. The two stockholders and former officers of the Company have filed a countersuit against the Company alleging certain counter-claims. In the opinion of legal counsel, no estimate can be made as to the time or the amount of the ultimate recovery. In addition, the Company believes the countersuit is without merit and intends to vigorously defend its position.

        The Company is a defendant in a lawsuit filed by a utility company alleging that the Company caused damage to its property. Outside counsel has advised the Company that a favorable outcome is unlikely. Accordingly, a provision for a loss in the amount of $30,000 has been charged to operations in the accompanying financial statements for the year ending December 31, 1996.

10.     Stockholders' Equity:

        Preferred Stock:

        As of December 31, 1996, the Company has 1,972 shares of Series A 9% convertible preferred stock issued and outstanding. The preferred shares are convertible into common shares at a price equal to a thirty percent (30%) discount from the lower of the average closing bid price of the common stock for the three (3) consecutive trading days prior to (i) the date of subscription of the preferred stock or (ii) the date of the conversion of the preferred stock.

        During the year ended December 31, 1996, 1,328 shares of the Series A 9% convertible preferred stock was converted into 1,821,257 shares of common stock. In addition, the Company granted a nine percent (9%) dividend on the preferred stock on a quarterly basis. The dividend was paid through the issuance of a cumulative total of 155,470 shares of common stock.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Stockholders' Equity: (Continued)

        Stock Options, Warrants and Restricted Stock Plans:

        On January 7, 1997, the Board of Directors approved the 1997 International FiberCom, Inc. Stock Option Plan, which is subject to shareholder approval. The Plan authorizes the Company to grant incentive stock options and non-qualified stock options to key employees of the Company. In addition, the Company has adopted the 1997 Restricted Stock Plan. This Plan authorizes the granting of restricted shares of common stock to key employees, consultants, researchers, and members of the Advisory Board. Under the above Plans, 1,200,000 shares of common stock are reserved for issuance. The Company issued 500,000 stock options and 90,000 non-qualified stock options under the 1997 International FiberCom, Inc. Stock Option Plan. The options were granted in recognition of services provided in 1996, and were given retroactive application in the accompanying financial statements. The options are exercisable at $.9375 per share and expire in May, 2002. None of the options have been exercised.

        During the year ended December 31, 1994, the Company adopted the 1994 Incentive Stock Option Plan and the 1994 Restricted Stock Plan. The Plans authorized the granting of restricted shares of common stock and common stock options to key employees, consultants, researchers, and members of the Advisory Board. Under the above Plans, 441,707 shares of common stock were reserved for issuance. During the year ended December 31, 1996, the Company issued 363,000 incentive stock options exercisable at $1.125 per share, expiring in May, 2006. None of the options have been exercised. In addition, during the year ended December 31, 1994, the Company had previously issued 21,760 shares of restricted common stock under the Plans.

        During the year ended December 31, 1996, the Company issued 100,000 non-qualified stock options exercisable at $1.125 per share, expiring in 2006. None of the options have been exercised.

        All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended
        December 31, 1996 and 1995. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995, would have been reduced to the proforma amounts presented below:

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Stockholders' Equity: (Continued)

        Stock Options, Warrants and Restricted Stock Plans: (Continued)

                                                       1996            1995
                                                       ----            ----

        Net loss as reported                       $(4,221,115)    $(2,188,393)
        Proforma                                    (4,282,034)     (2,192,671)

        Net loss per share as reported             $      (.74)    $      (.50)
        Proforma                                          (.75)           (.50)

        The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996 and 1995, expected life of options of 1-3 years, expected volatility of 70%, risk-free interest rates of 8.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1996 and 1995 approximated $.06 and $.11, respectively.

        On November 5, 1996, the Company entered into a twenty-five (25) month consulting agreement to assist the Company with investor communications and relations. In consideration of the Agreement, the Company granted its consultant a four (4) year option to purchase 1,900,000 shares of the Company's common stock, exercisable at $1.12 per share, which equalled the market price at the grant date. The Company has determined that the value of the services to be received under this agreement is $105,000, which is being amortized over the term of the agreement. The options become exercisable on January 1, 1998.

        In June, 1996, the Company entered into an agreement with a securities broker-dealer to provide its services to seek potential acquisitions. In consideration for the agreement, the Company granted the broker-dealer warrants to purchase 300,000 shares of the Company's common stock for a period of three (3) years. There are 150,000 warrants exercisable at two dollars ($2) per share, and 150,000 warrants exercisable at four dollars ($4) per share, with a weighted average exercise price of three dollars ($3) per share. The Company has determined that the value of the services to be received under this agreement is $5,000, which is being amortized over the term of the agreement. As of December 31, 1996, none of the warrants had been exercised.

11.     Income Taxes and Deferred Income Taxes:

        There is no provision for income taxes payable for tax reporting purposes due to net operating losses for the years ended December 31, 1996 and 1995.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Income Taxes and Deferred Income Taxes: (Continued)

        As of December 31, 1996, the components of deferred income taxes, are as follows:

                Long-Term
                  Depreciation                           $      (280,000)
                  Benefit of net operating loss
                    carryforward                               1,500,000
                                                             -----------
                                                               1,220,000
                  Less: valuation allowance                   (1,220,000)
                                                             -----------

                Total Deferred Taxes                     $          -
                                                             ===========

        The Company has established a valuation allowance equal to the full amount of the deferred tax asset, as a result of its recent operating losses.

        At December 31, 1996, the Company had federal and state net operating loss carryforwards in the approximate amount of $4,300,000 available to offset future federal and state taxable income primarily through December 31, 2011.

12.     Provision for Doubtful Accounts:

        Included in the provision for doubtful accounts expense in the amount of $387,952 for the year ended December 31, 1995, is approximately $350,000 which the Company incurred for development costs and progress billings on various projects with the Government of Romania, Ministries of Transport and Communications, and the Credit Bank of Romania. It is management's belief that this relationship, which is primarily for fiber-optic engineering and installation with Romania, will eventually be realized. However, the receivable has been written off as of December 31, 1995 due to the lack of financial performance over the last year on the part of the Government of Romania.

13.     Major Customers:

        For the year ended December 31, 1996, the Company had three (3) major customers representing 45%, 12%, and 10% of revenues, respectively. At December 31, 1996, the amount due from the three (3) customers included in accounts receivable was $1,186,713.

        For the year ended December 31, 1995, the Company had five (5) major customers representing 24%, 15%, 13%, 12%, and 11% of revenues, respectively.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     Statements of Cash Flows:

        Non-Cash Investing and Financing Activities:

        During the year ended December 31, 1996, the Company recognized investing and financing activities that affected its assets, liabilities, and stockholders' equity, but did not result in cash receipts or payments.
        These non-cash activities are as follows:

              Financed the purchase of construction equipment in the amount of $288,138, through the issuance of notes payable.

              Goodwill was written off in the amount of $2,677,490.

              Converted 1,328 shares of preferred stock in the amount of $1,108,744 into 1,821,257 shares of common stock.

              Issued 155,470 shares of common stock valued at $171,303, as a preferred stock dividend.

              Accrued interest on loans receivable from related parties, in the amount of $13,746, was added to the principal balance.

              Issued common stock options and warrants for services rendered in the cumulative amount of $110,000 (See Note 10).

        During the year ended December 31, 1995, the Company recognized investing and financing activities that affected its assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

              Financed the purchase of construction and office equipment in the amount of $1,080,627, through the issuance of notes payable and capital leases.

              Issued  2,750   shares  of   preferred   stock  for  a  $2,373,500
              subscription receivable, and accrued costs in relation to the offering of $77,118.

              Accrued interest on loans receivable from related parties, in the amount of $46,855, was added to the principal balance.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Subsequent Events:

        Acquisition:

        Effective January 1, 1997, the Company acquired one hundred percent (100%) of the common stock of Concepts in Communications, Incorporated for $4,800,000. The Company obtained the funds to complete the acquisition from the proceeds of a Private Placement of $1,500,000 of eight percent (8%) convertible subordinated debentures, and $4,400,000 from shares of Series B 9% convertible preferred stock (See Note 16).

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Unaudited Proforma Condensed Consolidated Financial Statements:

The following unaudited pro forma condensed consolidated financial statements give effect to the acquisition by International FiberCom, Inc. of Concepts In Communications, Incorporated pursuant to the Purchase Agreement between the parties, and are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

The pro forma financial information is based on the purchase method of accounting for the acquisition of Concepts In Communications, Incorporated. The pro forma entries are described in the accompanying footnotes to the unaudited pro forma condensed consolidated financial statements. The pro forma unaudited condensed consolidated statements of operations assume the acquisition took place on the first day of the period presented, while the unaudited proforma condensed combined balance sheet assumes the acquisition took place on the balance sheet date.

Acquisition:

In January, 1997, International FiberCom, Inc., agreed to acquire Concepts in Communications, Incorporated, a privately-held Nashville, Tennessee based company which also has operations in Memphis and Knoxville. Concepts in Communications, Incorporated provides systems integration services including design, engineering, installation and maintenance of structured cabled systems, network hardware and software, work station peripherals and intercommunication systems, primarily within commercial, industrial and governmental facilities. Under the terms of the agreement, the Company acquired all of the issued and outstanding common stock of Concepts In Communications, Incorporated for $4,800,000.

                   INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARY
            PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                December 31, 1996

Proforma Financial Information:

The following  represents a proforma condensed  consolidated balance sheet as of
December  31,  1996,   assuming  the  Company's   acquisition   of  Concepts  In
Communications, Incorporated was consummated as of that date.

                                                            ASSETS

                                              International
                                                FiberCom,           Concepts In                                Proforma
                                                Inc. and           Communications,        Proforma           Consolidated
                                               Subsidiary           Incorporated        Adjustments            Amounts
                                               ----------           ------------        -----------            -------
Current Assets:
   Cash                                       $     3,972          $    56,608                               $    60,580
   Accounts receivable                          2,683,061            2,644,209                                 5,327,270
   Inventory                                         -                 462,973                                   462,973
   Other current assets                            37,912               61,830                                    99,742
   Costs and estimated earnings
     in excess of uncompleted
     contracts                                    249,546            1,392,886                                 1,642,432
                                              -----------          -----------                               -----------

        Total Current Assets                    2,974,491            4,618,506                                 7,592,997

Property and Equipment, Net                     2,899,055              473,767                                 3,372,822
Loans Receivable from Related Parties             562,025               70,000                                   632,025
Other Assets, Net                                 367,140               39,921            1,906,345  (1)       1,910,245
                                                                                           (403,161) (2)
                                              -----------          -----------                               -----------

        Total Assets                          $ 6,802,711          $ 5,202,194                               $13,508,089
                                              ===========          ===========                               ===========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Long-term debt - current portion           $ 1,131,341          $   629,921                               $ 1,761,262
   Accounts payable                             1,990,447              741,583                                 2,732,030
   Accrued expenses                               358,585              377,822                                   736,407
   Income taxes payable
     - current                                       -                  57,321                                    57,321
     - deferred                                      -                 403,161             (403,161) (2)            -
   Billings in excess of costs
     and estimated earnings on
       uncompleted contracts                      185,119               71,805                                   256,924
                                              -----------          -----------                               -----------

        Total Current Liabilities               3,665,492            2,281,613                                 5,543,944

Long-Term Liabilities:
   Long-term debt                                 928,941                 -               1,500,000  (1)       2,428,941
   Deferred compensation                             -                  26,926                                    26,926

Stockholders' Equity                            2,208,278            2,893,655            3,300,000  (1)       5,508,278
                                                                                         (2,893,655) (1)
                                              -----------          -----------                               -----------
        Total Liabilities and
          Stockholders' Equity                $ 6,802,711          $ 5,202,194                               $13,508,089
                                              ===========          ===========                               ===========

(1) Record the issuance of convertible subordinated debentures and preferred stock for the acquisition of Concepts In Communications, Incorporated.

(2)  Reclassify deferred income taxes payable.

                   INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARY
      PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      For The Year Ended December 31, 1996

Proforma Consolidated Financial Statements:

The following  represents  proforma  condensed  statements of operations for the
year  ended  December  31,  1996,   assuming  the  acquisition  of  Concepts  In
Communications, Incorporated was consummated as of January 1, 1996.

                                              International
                                                FiberCom,           Concepts In                                Proforma
                                                Inc. and           Communications,        Proforma           Consolidated
                                               Subsidiary           Incorporated        Adjustments            Amounts
                                               ----------           ------------        -----------            -------
Contract Revenues                             $12,161,263          $14,426,376                               $26,587,639

Cost of Contract Revenues                     (11,387,706)         (10,610,612)                              (21,998,318)
                                              -----------          -----------                               -----------
Gross Profit                                      773,557            3,815,764                                 4,589,321

General and Administrative Expenses            (2,261,694)          (2,931,202)            (108,503) (1)      (5,301,399)

Goodwill Impairment                            (2,677,490)                -                                   (2,677,490)
                                              -----------          -----------                               -----------

Income (Loss) from Operations                  (4,165,627)             884,562                                (3,389,568)

Other Income (Expense):                           115,815              (57,400)            (120,000) (3)         (61,585)
                                              -----------          -----------                               -----------
Net Income (Loss) before Benefit
  for Income Taxes                             (4,049,812)             827,162                                (3,451,153)

Benefit (Provision) for Income Taxes                 -                (324,066)             324,066  (2)            -
                                              -----------          -----------                               -----------
Net Income (Loss)                              (4,049,812)             503,096                                (3,451,153)

Preferred Stock Dividends                        (171,303)                -                (132,000) (3)        (303,303)
                                              -----------          -----------                               -----------
Net Income (Loss) Attributable to
  Common Stockholders                         $(4,221,115)         $   503,096                               $(3,754,456)
                                              ===========          ===========                               ===========

Earnings (Loss) per Share                     $     (0.74)                                                   $     (0.66)
                                              ===========                                                    ===========
Weighted Average Number of Shares
  Outstanding                                   5,716,600                                                      5,716,600
                                              ===========                                                    ===========

(1) To amortize goodwill in connection with the purchase of Concepts In Communications, Incorporated on a straight-line basis over fifteen years.

(2) To revise the provision for income taxes based on the foregoing proforma results of operations.

(3) To record interest on the convertible subordinated debentures and the dividend on the preferred stock issued to fund the acquisition.

                   INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARY
      PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      For The Year Ended December 31, 1995

Proforma Consolidated Financial Statements:

The following  represents  proforma  condensed  statements of operations for the
year  ended  December  31,  1995,   assuming  the  acquisition  of  Concepts  In
Communications, was consummated as of January 1, 1995.

                                                    International
                                                      FiberCom,           Concepts In                                Proforma
                                                      Inc. and           Communications,        Proforma           Consolidated
                                                     Subsidiary           Incorporated        Adjustments            Amounts
                                                     ----------           ------------        -----------            -------
Contract Revenues                                   $12,050,075          $11,623,216                               $23,673,291

Cost of Contract Revenues                           (11,801,757)          (7,953,455)                              (19,755,212)
                                                    -----------          -----------                               -----------
Gross Profit                                            248,318            3,669,761                                 3,918,079

General and Administrative Expenses                  (2,843,062)          (2,666,328)            (108,503) (1)      (5,617,893)
                                                    -----------          -----------                               -----------

Income (Loss) from Operations                        (2,594,744)           1,003,433                                (1,699,814)

Other Income (Expense):                                 195,546              (50,597)            (120,000) (3)          24,949
                                                    -----------          -----------                               -----------
Net Income (Loss) before Benefit
  for Income Taxes                                   (2,399,198)             952,836                                (1,674,865)

Benefit (Provision) for Income Taxes                    210,815             (359,024)             359,024  (2)         210,815
                                                    -----------          -----------                               -----------
Net Income (Loss)                                    (2,188,383)             593,812                                (1,464,050)

Preferred Stock Dividends                                  -                    -                (132,000) (3)        (132,000)
                                                    -----------          -----------                               -----------
Net Income (Loss) Attributable to
  Common Stockholders                               $(2,188,383)         $   593,812                               $(1,596,050)
                                                    ===========          ===========                               ===========

Earnings (Loss) per Share                           $     (0.50)                                                   $     (0.36)
                                                    ===========                                                    ===========
Weighted Average Number of Shares
  Outstanding                                         4,417,072                                                      4,417,072
                                                    ===========                                                    ===========

(1) To amortize goodwill in connection with the purchase of Concepts In Communications, Incorporated on a straight-line basis over fifteen years.

(2) To revise the provision for income taxes based on the foregoing proforma results of operations.

(3) To record interest on the convertible subordinated debentures and the dividend on the preferred stock issued to fund the acquisition.
                                      F-26