Form 10QSB
period 1997-03-31
INTERNATIONAL FIBERCOM INC
filed 1997-05-13
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997                         SEC File No 1-9690

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


              Yes (X)                                   No (   )

 Common Stock without par value (6,424,854) shares outstanding at March 31, 1997

                         PART 1 - Financial Information


Item 1.   Financial Statements

          The financial statements are included herewith commencing on page F-1.

Item 2. Management's Discussion any Analysis of Financial Condition and Results of Operations. Operations.


General
-------

The Company is a holding company for two wholly-owned subsidiaries: Kleven Construction, Inc., which specializes in the design, installation and maintenance of fiber-optic and other cable services for the telecommunications and cable television industries, and Concepts In Communication, Inc. ("Concepts"), which specializes in systems integration services, including design engineering and installation and maintenance of structured cable systems, network hardware and software, work station peripherals and intercommunication systems, primarily within commercial, industrial and governmental facilities.

The Company derives a substantially all of its revenue from contracts that are accounted for under the percentage of completion method of accounting. Under this method, revenues are recorded as construction on the job progresses so that revenue recognized less cost incurred to date yield the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts on jobs.

The Company completed the acquisition of Concepts effective January 1, 1997. Concepts' acquisition along with existing wholly owned subsidiary Kleven Construction has allowed the Company to become one of the few complete telecommunications service companies in the nation. The Company now can provide outside plant, complete engineering, construction services, splicing and retro-fit systems utilizing twisted pair, coaxial cable and a myriad of fiber-optic cable. In addition, complete integration services can be provided for end users, as well as structured cable systems and the appropriate engineering. These services will allow the Company to service both the major telcos as well as cable companies in their building of the "Information Superhighway."

Acquisition
-----------

The accompanying consolidated statements of operations include the results of operations of Concepts which the Company acquired effective January 1, 1997.

The following unaudited pro forma condensed consolidated financial statements for the quarter ended March 31, 1996 give effect to the acquisition of Concepts by the Company pursuant to the Stock Purchase Agreement between the parties, and are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

The pro forma financial information is based on the purchase method of accounting for the acquisition of Concepts. The pro forma entries are described in the accompanying footnotes to the unaudited pro forma condensed consolidated statements. The pro forma unaudited condensed consolidated statements of operations assume the acquisition took place on the first day of the period presented.

Results of Operations.
----------------------

The comparability of the results of operations for the first quarter of 1997 with the same period in 1996 was significantly impacted by the acquisition of Concepts, as shown in the Unaudited Pro Forma Consolidated Statement of Operations information contained in this Report. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations for these periods discusses the operations in 1997 compared with actual operations in 1996 and the operations in 1997 compared with 1996 pro forma figures as if the Company had owned Concepts since January 1996, which it has not.

Contract Revenues.
------------------

Contract revenues for the three months ended March 31, 1997 increased to $6,518,315 from the $3,425,867 in 1996, an increase of 190%. This increase in revenues is primarily attributable to the addition of Concepts' revenues for the first quarter of 1997. On a pro forma basis contract revenues increased nominally from $6,469,910 in 1996 to $6,518,135 in 1997.

Gross Profit.
-------------

The Company's gross profit increased 89% to $1,177,664 for the first quarter in 1997 compared with $624,543 in 1996 due to the increased contract revenues from the Concepts acquisition. The gross profit margins for both periods were approximately 18% of contract revenues.

On a pro forma basis, the Company's gross profit for the 1997 quarter was $1,177,664 compared with $1,166,462 in 1996. In both cases, the gross profit margin was approximately 18% of contract revenues. The gross profit in 1996 for Concepts includes an adjustment of $360,000 of overhead to indirect costs of contract revenue to accurately and consistently state gross profit margins.

General and Administrative Costs.
---------------------------------

The Company's general and administrative expenses were $829,600 for the three months ended March 31, 1997 compared with $531,441 in 1996, an increase of 56%, chiefly due to the addition of the general and administrative expenses of Concepts.

On a pro forma basis, general and administrative expenses for the three months ended March 31, 1997 were $829,600, or 13% of revenues, compared with $1,022,784, or 16% of revenues, for the 1997 quarter. Such expenses in 1997 decreased by 19% from 1996. Certain overhead of Concepts was transferred to indirect costs of construction for the 1996 period in order to more accurately and consistently state gross profit margins. The decrease in general and administrative costs is due primarily to the reduction of administrative salaries of Kleven. Administrative expenses of Concepts include its individual administrative costs, as well as corporate overhead. The Company intends to consolidate duplicative administrative functions, to the extent possible. In addition, administrative expenses of the Company include all amortization of intangibles resulting from the acquisition.

Other Income (Expense).
-----------------------

The Company's other income increased to $82,005 for the 1997 quarter compared with net expenses of $26,119 in 1996. Income increased primarily due to a gain on the sale of certain depreciated assets which consisted of unused equipment primarily for aerial construction.

Interest expense for 1997 increased from 1996 as a result of the issuance of the 8% Convertible Subordinated Debentures ("Debentures") in February 1997 and the issuance of the note to the former shareholders of Concepts in connection with the acquisition of Concepts. The increase in interest expense of Concepts represents the costs associated with the Debentures.

On a pro forma basis, other income was $82,005 in 1997 compared with a net expense of $42,660 in 1996 because of the reasons described in the first paragraph of this section.

Provision for Income Tax Benefit (Expense).
-------------------------------------------

No income tax expense was accrued in 1997 or 1996 because of net operating loss carryovers of the Company and Kleven in 1996 and prior years. Such net operating loss carryovers will be used to offset net income the Company generates in 1997 and possibly future years.

Net Income.
-----------

The Company generated a net income of $430,069 for the three months ended March 31, 1997 compared with net income of $66,992 for the same period in 1996, an increase of 642%, chiefly as a result of better profit margins and lower general and administrative expense of Kleven Construction over the prior period. Net income in 1997 was approximately 7% of revenues as compared with 2% in 1996 for the foregoing reasons.

On a pro forma basis, the Company's net income increased to $430,069 compared with $101,018, or approximately 426%, for the prior period. Such increase was primarily due to lower general and administrative expenses of Kleven Construction and Concepts in 1997.

Preferred Stock Dividend
------------------------

The  Company  paid a dividend of $44,370 on its Series A  Convertible  Preferred
Stock ("Series A Preferred") and $856 on its Series B Convertible Preferred Stock ("Series B Preferred") for the first quarter of 1997. The Company elected to pay such dividend by issuing 31,055 shares of its Common Stock, valued at $1.456 per share. The foregoing dividends decreased net income attributable to Common Stockholders by the amount of the dividend. The shares of Common Stock outstanding will not be adjusted for such dividend until the end of the second quarter of 1997.

Backlog.
--------

The Company had a backlog of approximately $2.3 million on a work in process basis as of March 31, 1997. The Company expects such work orders to be completed by July 1997. Further, the Company has work orders, which were not started at March 31, 1997, for Cox Communications, the State of Tennessee and other clients, which total in excess of $3 million. The Company expects to commence such work during the second quarter of 1997 and complete the same by July 1997.

Liquidity and Capital Resources.
--------------------------------

The Company has historically financed its operations through operating cash flow and lines of credit. The Company's liquidity is impacted by the nature of billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and profits. In the first quarter of 1997 the Company funded its operations primarily through equity and debt offerings as described below.

The Company financed the $4.8 million purchase price of Concepts through the sale of $1.5 million of Debentures and $4.4 million of Series B Preferred in exempt transactions under Regulation D under the Securities Act of 1934 ("Act"). The Debentures are convertible into Common Stock, commencing October 11, 1997, at a price of $1.25 per share.

The Series B Preferred is being issued in four tranches of $1.1 million each on or before the 15th day of March, April, May and June 1997. To date, $2.2 million of Series B Preferred has been sold privately under the terms of a subscription agreement executed in February of 1997. The Series B Preferred is convertible into Common Stock at a price equal to the lower of the Average Stock Price on the date of each monthly subscription or the Discounted Average Stock Price on the date of conversion. The "Average Stock Price" is the average of the daily closing bid prices of the Common Stock for the five consecutive trading days immediately preceding the relevant date. The "Discounted Average Stock Price" is
(i) 70% of the average of the daily closing bid prices of the Common Stock for the five consecutive trading days immediately preceding the date of conversion into Common Stock if the average of the daily bid prices is at or below $3.00 per share or (ii) 75% of the average of such daily closing bid prices if such average is above $3.00 per share. For the one-year period after the issuance of the Series B Preferred, the floor on the Conversion Price of the Common Stock will be the lower of $.75 per share or 50% of the Average Stock Price. There will be no floor on the Conversion Price if the Company fails to achieve certain levels of gross profit on a quarterly basis. Dividends will be payable on the Series B Preferred at the rate of 4% per annum, payable in shares of Common Stock or cash, at the option of the Company, on a quarterly basis.

The Company committed to issue 220,000 Common Stock Purchase Warrants for each of the four tranches upon funding of each tranche of the Series B Preferred. Through April 30, 1997, the Company has issued 440,000 Common Stock Purchase Warrants, one half with an exercise price of $2.25 per share and one half with an exercise price of $2.15625 per share. The balance of the Warrants will be issued with exercise prices 50% above the Average Stock Price on the date of subscription, but not greater than $2.75 per share for one half of the Warrants and $3.00 per share for the other half.

In order to provide working capital in 1996 the Company issued $3.3 million of Series A Preferred, upon which the Company has been declaring and paying dividends, in shares of Common Stock, at the rate of 9% per annum. At present 1,972 shares of Series A Preferred Stock are outstanding, the balance having been converted into Common Stock in 1996.

The Company plans to apply approximately $600,000 of proceeds of the Series B Preferred offering to working capital. Additionally, the Company is seeking an expanded line of credit. The Company believes the working capital provided by the 1997 private placement, along with internally generated cash provided by operating activities from the operation of the business of Kleven Construction and Concepts, will satisfy its anticipated growth for the next 12 months.

Inflation.
----------

The Company does not believe that it is significantly impacted by inflation.

Seasonality.
------------

The Company's operations are not seasonal in nature.

Forward-looking Information and Risks of the Business.
------------------------------------------------------

This Report contains certain forward-looking statements and information. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-Looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include the following: the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete the projects on time and within budget; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; competition and competitive pressures on pricing; and economic conditions in the United States and in the region served by the Company.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997
                                   (Unaudited)

                                     ASSETS

                                                                     March 31,             December 31
                                                                          1997                    1996
Current Assets:
     Cash and cash equivalents                                        $138,830                  $3,972
     Accounts receivable
     - trade, net of allowance                                       5,313,314               2,458,477
     - unbilled receivables                                            116,838                 196,815
     - other                                                            68,749                  27,769
     Subscriptions receivable (Note 2)                               1,100,000
     Inventory                                                         444,701
     Income tax refund receivable                                       10,500
     Prepaid expenses                                                  128,252                  37,912
     Loans receivable - related parties                                 12,658
     Accrued interest receivable                                             0
     Costs and estimated earnings in excess of billings              1,749,581                 249,546
                                                              ================        ================
                  Total Current Assets                               9,083,423               2,974,491
Property and Equipment, net                                          3,123,355               2,899,055
Other Assets:
     Accounts receivable - long term                                    71,978                  88,478
         Loans receivable related party                                562,025                 562,025
     Goodwill, net (Note 3)                                          1,609,703
     Deferred acquisition costs                                         83,625                 234,367
     Mortgage closing costs                                              5,956                   6,034
     Investment in limited partnership                                  33,021                  28,781
     Refundable deposits                                                29,830                   9,480
                                                              ================        ================

                                                                     2,396,138                 929,165
                                                              ================        ================

                  Total Assets                                     $14,602,916              $6,802,711
                                                              ================        ================

                 INTERNATIONAL FIBERCOM, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                              AS OF MARCH 31, 1997
                                   (Unaudited)
                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                                               March 31,            December 31,
                                                                                                    1997                    1996
Current Liabilities:
     Notes payable current portion                                                              $748,000              $1,014,986
     Notes payable term loans                                                                    334,478
     Notes payable related party                                                                   6,000                   6,000
     Obligations under capital lease                                                             110,355                 110,355
     Notes payable - C.I.C. (Note 2)                                                           2,300,000
Accounts payable
     - trade                                                                                   2,864,604               1,965,837
     - related parties                                                                            45,420                  24,610
     Accrued offering costs                                                                      481,000
     Accrued expense                                                                             789,453                 358,585
     Accrued interest                                                                             11,516
     Billings in excess of cost estimated earnings                                               418,405                 185,119
                                                                                        ================        ================

                  Total Current Liabilities                                                    8,109,231               3,665,492
                                                                                        ================        ================

Long-Term Liabilities:
     Notes payable-long term                                                                     483,433                 544,833
     Obligations under capital lease                                                             379,608                 384,108
     Convertible debentures (Note 2)                                                           1,500,000                       0
                                                                                        ================        ================

                  Total Long-Term Liabilities                                                  2,363,041                 928,941
                                                                                        ================        ================

                  Total Liabilities                                                           10,472,272               4,594,433
                                                                                        ================        ================

Stockholder's Equity:
     Series A convertible preferred
     stock 10,000,000 authorized 1,972 issued and outstanding                                  1,680,997               1,680,997
     Series B convertible preferred
     stock 4,400 authorized 1,100 issued and outstanding (Note 2)                              3,692,297
     Common Stock, no par, 100,000,000 shares authorized:
     6,603,544 shares issued, 6,424,854 outstanding                                            8,600,402               8,555,176
     Common stock warrants                                                                        99,082                  99,082
     Additional paid-in capital                                                                  462,073                 462,073
     Retained earnings                                                                        (7,921,033)             (7,921,033)
     Current period profit (loss)                                                                384,843
                                                                                        ================        ================
                                                                                               6,998,661               2,876,295
                                                                                        ================        ================

     Less:  treasury stock 178,690 shares, at cost                                              (668,017)               (668,017)
                                                                                        ================        ================
         Subscriptions Receivable                                                             (2,200,000)
                                                                                        ================        ================
Total Stockholders' Equity                                                                     4,130,644               2,208,278
                                                                                        ================        ================
Total Liabilities and Stockholders' Equity                                                   $14,602,916              $6,802,711
                                                                                        ================        ================

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months    Three Months
                                            Ended           Ended
                                            March 31,       March 31,
                                            1997            1996

Contract Revenues                           $  6,518,135    $  3,425,867

Direct Cost of Contract Revenues               4,526,686       2,801,324
Indirect Cost of Contract Revenues               813,785
                                            ============    ============

Gross Profit                                   1,177,664         624,543

General and Administrative Expenses              829,600         531,441
                                            ============    ============

Profit from operations                           348,064          93,102
Other Income (Expense):
Interest income                                        7           4,906
     Interest expense                            (85,066)       (106,934)
     Other income                                  2,402          50,804
     Gain on disposal of assets                  164,662          25,114
                                            ============    ============
                                                  82,005         (26,110)
                                            ============    ============
Net income before income taxes                   430,069          66,992
                                            ============    ============

Provision for tax benefit (expense)                    0               0
                                            ============    ============

Net income                                       430,069          66,992
                                            ============    ============

Preferred stock dividend                        ($45,226)              0

Net income attributable to
     common stockholders                    $    384,843          66,992

Earnings per Share:
     Basic earnings per share               $       0.06    $       0.02
                                            ------------    ------------
     Fully diluted earnings per share       $       0.03    $       0.01
                                            ------------    ------------

Basic weighted average shares outstanding      6,424,854       4,238,382
                                            ------------    ------------

Fully diluted weighted average shares
     outstanding                              14,377,772       5,873,593
                                            ------------    ------------

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                        THREE MONTHS ENDED MARCH 31, 1997

                                                                                       1997          1996
                                                                                   -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                              $   384,843    $    66,992
    Adjustments to reconcile net income (loss)to
         net cash provided (used) by operating activities:
              Depreciation and Amortization                                            243,380        196,246
              (Increase) decrease in contracts receivable                           (2,811,998)       (86,277)
              (Increase) decrease in subscriptions receivable                       (3,300,000)     2,412,500
              (Increase) decrease in inventory                                        (444,701)
              (Increase) decrease in costs and estimated earnings in
                   excess of billings on uncompleted contracts                      (1,500,035)       (38,355)
              (Increase)  decrease in prepaid expenses                                 (90,340)         5,376
              (Increase)  decrease in income tax refund                                (10,500)         2,440
              (Decrease) increase in accounts payable                                  919,577       (762,222)
              (Decrease) increase in accrued expenses                                  442,384       (626,734)
              (Decrease) increase in billings in excess of cost and
                   estimated earnings on uncompleted contracts                         233,286       (142,072)
         (Decrease) increase in accrued offering costs                                 481,000              0
                                                                                   ===========    ===========

                        Net cash provided (used) by operating activities            (5,453,104)     1,027,894
                                                                                   ===========    ===========

Cash flows from investing activities:
    (Purchase) sale of property and equipment                                         (467,680)      (100,774)
    (Increase) decrease in deposits                                                    (20,350)           636
    (Increase) decrease in goodwill and other assets                                (1,613,865)        (4,163)
    (Increase) decrease in deferred acquisition costs                                  138,742              0
                                                                                   ===========    ===========
                        Net cash provided (uses) by investing activities            (1,963,153)      (104,301)

Cash flows from financing activities:
    (Repayment) increase of loans and other
    liabilities payable                                                              2,301,592       (715,470)
    Proceeds from public offering, net                                               5,249,523              0
    (Repayment) proceeds from stockholder loan                                               0          9,130
                                                                                   ===========    ===========

                        Net cash provided (used) by financing activities             7,551,115       (706,340)
                                                                                   ===========    ===========

Net (decrease) increase in cash                                                        134,858        217,253

Cash, beginning of period                                                                3,972        (49,002)

Cash, end of period                                                                $   138,830    $   168,251
                                                                                   ===========    ===========

                 INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    For The Period Ended March 31, 1997 and
                      For The Year Ended December 31, 1996


                     Series A Preferred  Series B Preferred       Common Stock         Stock     Accumulated
                     ------------------  ------------------       ------------         -----     -----------
                        Shares   Amount   Shares    Amount      Shares      Amount    Warrants    (Deficit)
                        ------   ------   ------    ------      ------      ------    --------    ---------
Stockholders' Equity,
  December 31, 1995      2,750  $2,296,382   -     $     -     4,417,072  $7,724,929   $99,082   $(3,699,918)

Issuance of shares
  of Series A, 9%
  convertible preferred
  stock, net of costs      550     493,559   -           -          -           -         -             -

Conversion of 1,328
  shares of Series A, 9%
  convertible preferred
  stock to common stock (1,328) (1,108,944)  -           -     1,821,257   1,108,944      -             -

Issuance of preferred
  stock dividend          -           -      -           -       155,470     171,303      -         (171,303)

Options issued for
  services                -           -      -           -          -           -         -             -

Net Loss, 1996            -           -      -           -          -           -         -       (4,049,812)
                         -----  ----------  -----  ----------  ---------  ----------   -------   -----------

Stockholders' Equity,
  December 31, 1996      1,972  $1,680,997   -           -     6,393,799   8,555,176    99,082    (7,921,033)

Issuance of Series B
  convertible
  preferred stock         -           -     4,400   3,692,297       -           -         -             -

Issuance of preferred
  stock dividend          -           -      -           -        31,055      45,226      -          (45,226)

Net Income for the
  three month period
  ended March 31,
  1997                    -           -      -           -          -           -         -          430,069
                         -----  ----------  -----  ----------  ---------  ----------   -------   -----------

Stockholders' Equity
  March 31, 1996         1,972  $1,680,997  4,400  $3,692,297  6,424,854  $8,600,402   $99,082   $(7,536,190)
                         =====  ==========  =====  ==========  =========  ==========   =======   ===========

                          Additional                 Stock
                            Paid-in   Treasury   Subscriptions
                            Capital     Stock      Receivable

Stockholders' Equity,
  December 31, 1995       $ 352,073  $ (668,017) $      -

Issuance of shares
  of Series A, 9%
  convertible preferred
  stock, net of costs          -           -            -

Conversion of 1,328
  shares of Series A, 9%
  convertible preferred
  stock to common stock        -           -            -

Issuance of preferred
  stock dividend               -           -            -

Options issued for
  services                  110,000        -            -

Net Loss, 1996                 -           -            -
                           --------  ---------   -----------

Stockholders' Equity,
  December 31, 1996         462,073    (668,017)        -

Issuance of Series B
  convertible
  preferred stock              -          -       (2,200,000)

Issuance of preferred
  stock dividend               -          -             -

Net Income for the
  three month period
  ended March 31,
  1997                         -          -             -
                           --------  ---------   -----------

Stockholders' Equity
  March 31, 1996           $462,073  $(668,017)  $(2,200,000)
                           ========  =========   ===========

                  The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Significant accounting policies:

         Basis of presentation:

         In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997. Although management believes that the disclosures in these financial statements are adequate to make the information presenting not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

         The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         Principles of consolidation:

         The consolidated financial statements include the financial position, results of operations and cash flows of International FiberCom, Inc., and its wholly-owned subsidiaries, Kleven Construction, Inc. and Concepts In Communications, Inc. all material intercompany transactions, accounts and balances have been eliminated.

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

         In January 1997 the Board of Directors adopted the 1997 International FiberCom, Inc. Stock Option Plan and 1997 Restricted Stock Plan, subject to approval by the shareholders at the next annual meeting of shareholders of the Corporation. A total of 1,200,000 shares of the Company's Common Stock was reserved and set aside for issuance upon the exercise of options awarded or grants of stock made under the Plans. Subject to such approval, a total of 590,000 options were issued under the Option Plan in January 1997 with exercise prices of $.9375 per share.

2.       Concepts In Communications, Inc. Purchase

         In January 1997 the Company acquired Concepts for $4.8 million from its two shareholders. The Company paid $1.5 million at the closing, which occurred on February 13, 1997, and the balance is payable in monthly installments of $1.0 million in March and April and a final payment of $1.3 million in May 1997, which balance is represented by a promissory note bearing interest at a rate of 5% per annum. The Note is secured by all of the shares of capital stock of Concepts which the Company purchased in the transaction. The Company has completed the March and April payments per the terms of the note.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Pro Forma and Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                       Concepts              IFC/                                     International
                                                       In                    Kleven              Pro Forma                 FiberCom
                                                       Communications        Combined            Adjustments           Consolidated

Contract Revenues                                          $3,044,043             $3,425,867                            $6,469,910

Cost of Contract Revenues                                   2,142,124              2,801,324                             4,943,448
Indirect Costs of Contract Revenues                           360,000                                                      360,000
                                                     ================        ===============                       ===============

Gross Profit                                                  541,919                624,543                             1,166,462

General and Administrative Expenses                           464,043                531,441          27,300(1)          1,022,784
Provision for doubtful accounts                                                            0                                     0
                                                     ================        ===============                       ===============

Profits from Operations                                       $77,876                 93,102                               143,678

Other Income (Expense):
     Interest Income                                                                   4,906                                 4,906
     Interest expense                                          (9,086)              (106,934)         (9,792)(3)          (125,812)
     Other Income                                               2,327                 50,804                                53,131
     Gain on disposal of assets                                                       25,114                                25,114
                                                     ================        ===============                       ===============
                                                               (6,759)               (26,110)                              (42,661)
                                                     ================        ===============                       ===============

Net income before income taxes                                 71,117                 66,992                               101,017
                                                     ================        ===============                       ===============


Provision for tax benefit (expense)                          (26,869)                      0          26,869(2)                  0
                                                     ================        ===============                       ===============

Net income                                                     44,248                 66,992                               101,017
                                                     ================        ===============                       ===============

Preferred stock dividend                                                                             (45,226)(4)           (45,226)

Net income attributable to
     common stockholders                                       44,249                 66,992                                55,791
                                                     ================        ===============                       ===============

Earnings (loss) per share:
     Income from continuing operations                           0.10                   0.02                                  0.01
                                                     ----------------        ---------------                       ---------------

Weighted average shares outstanding                         4,238,382              4,238,382                             4,238,382
                                                     ----------------        ---------------                       ---------------

(1) Amortize Goodwill
(2) Revise Income Tax Provision
(3) Interest on Convertible Debentures
(4) Preferred Stock Dividend

                                     PART II

                                OTHER INFORMATION
                                -----------------

         Response to Items 1-5 are omitted since these items are inapplicable to this report.

         Item 6.

                  The Company filed a Report on Form 8-K dated March 5, 1997, with the Securities and Exchange Commission, reporting the acquisition of Concepts In Communications, Inc. And filed a filed an amended Report on Form 8-K on April 25, 1997, respecting the acquisition.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERNATIONAL FIBERCOM, INC.




                                            BY /S/ Terry Beiriger
                                               --------------------------------
                                                  Terry Beiriger,
                                                  Chief Financial Officer




         DATED:  May 12, 1997
                                       15