Form 10KSB40/A
period 1996-12-31
INTERNATIONAL FIBERCOM INC
filed 1997-06-20
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


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


Year Ended December 31, 1994                             Low             High
----------------------------                             ---             ----

         First Quarter                                  $1.60           $2.50
         Second Quarter                                 $4.25           $5.50
         Third Quarter                                  $3.75           $5.50
         Fourth Quarter                                 $4.25           $5.375

Year Ended December 31, 1995
----------------------------

         First Quarter                                  $2.87           $5.50
         Second Quarter                                 $2.00           $3.12
         Third Quarter                                  $1.38           $3.19
         Fourth Quarter                                 $1.00           $2.44

Year Ended December 31, 1996
----------------------------

         First Quarter                                  $1.13           $2.25
         Second Quarter                                  $.88           $2.00
         Third Quarter                                   $.77           $1.88
         Fourth Quarter                                  $.94           $1.38

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


                                                            Years Ended December 31
                                         ------------------------------------------------------------
                                                    Actual                         Pro Forma
                                         ---------------------------   ------------------------------
                                             1996            1995            1996            1995
                                             ----            ----            ----            ----
Contract Revenues                        $12,161,263     $12,050,075     $26,587,639     $23,673,291

Cost of Contract Revenues                 11,387,705      11,801,757      21,998,318      19,755,212

Gross Profits                                773,558         248,318       4,589,321       3,918,079

General and Administrative Expenses       (2,261,694)     (2,455,110)     (5,301,399)     (5,617,893)

Goodwill Impairment                       (2,677,490)             -0-     (2,677,490)            -0-

Other Income/Expense                         115,815         195,546         (61,585)         24,949

Benefit (Provision) for Income Taxes             -0-         210,815             -0-         210,815

Net Income (Loss)                         (4,049,811)     (2,188,383)     (3,451,153)     (1,464,050)

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

Actual
------

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

Pro Forma
---------

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


           On February 13, 1997, the Company closed the purchase of Concepts for $4,800,000, which the Company is obtaining through the sale of 8% Convertible Subordinated Debentures ("Debentures") and Series B Convertible Preferred Stock ("Series B Preferred") in exempt transactions under Regulation D under the
Securities  Act of  1933,  as  amended  ("Act").  The  Company  sold  $1,500,000 principal amount of the Debentures, which are due and payable in full on February 10, 1998 and are convertible into Common Stock commencing October 11, 1997, at a price of $1.25 per share. The Series B Preferred is being issued in four tranches of $1,100,000 each on or before the 15th day of March, April, May and June 1997. The Preferred Stock is convertible into Common Stock at a price ("Conversion Price") equal to the lower of the Average Stock Price on the date of each monthly subscription or the Discounted Average Stock Price on the date of conversion. The "Average Stock Price" is the average of the daily closing bid prices of the Common Stock for the five consecutive trading days immediately preceding the relevant date. The "Discounted Average Stock Price" is (i) 70% of the average of the daily closing bid prices of the Common Stock for the five consecutive trading days immediately preceding the date of conversion into Common Stock if the average of the daily bid price is at or below $3.00 per share or (ii) 75% of the average of such daily closing bid prices if the average is above $3.00 per share. For a one-year period after the issuance of the Preferred Stock, the floor on the Conversion Price of the Common Stock will be the lower of $.75 per share or 50% of the Average Stock Price. There will be no floor on the Conversion Price if the Company fails to achieve certain levels of gross profit on a quarterly basis. Dividends will be payable on the Preferred Stock if the Company fails to achieve certain levels of gross profit on a quarterly basis. Dividends will be payable on the Preferred Stock at the rate of 4% per annum, payable in shares of Common Stock or cash, at the option of the Company, on a quarterly basis. The Preferred Stock is redeemable on or after 60 days after issuance, in whole or in part, at 150% of the purchase price of the Preferred Stock plus all accrued but unpaid dividends.

           The Company also committed to issue 220,000 Common Stock Purchase Warrants for each of the four tranches upon the funding of each tranche of the Preferred Stock. The maximum exercise prices range from $2.25 to $3.00 per share for the Warrants. The Company has committed to file registration statements respecting the Debentures and the Series B Preferred. The Company plans to apply approximately $600,000 of the proceeds of the offering for working capital. Additionally, the Company is seeking an expanded line of credit. The Company believes that the working capital provided by its 1997 private placement, along with expected internally generated working capital from the operation of the business of Kleven and Concepts, will satisfy its anticipated growth for the next 12 months.


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


               Material in Proxy Statement for 1997 Annual Meeting
                    which is incorporated herein by reference

------------------------------------------------------------------------------------------------------
   Item No.                       Item Caption                             Proxy Statement Caption
---------------   ----------------------------------------------   -----------------------------------
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


                                     PART IV

ITEM 10.      EXHIBITS AND REPORTS ON FORM 8-K.

         (a)                        Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B.


   No.                                                 Description                                       Note
----------       -----------------------------------------------------------------------------------   --------
  3.i.1          Restated Articles of Incorporation of Registrant, dated October 21, 1981                (1)
  3.i.2          Amendment to Articles of Incorporation of Registrant, dated April 18, 1986              (1)
  3.i.3          Amendment to Articles of Incorporation of Registrant, dated May 20, 1987                (1)
  3.i.4          Amendment to Articles of Incorporation of Registrant, dated February 4, 1988.           (1)
  3.i.5          Amendment to Articles of Incorporation of Registrant, dated August 15, 1991.            (1)
  3.i.6          Amendment to Articles of Incorporation of Registrant dated June 3, 1994.                (1)
   3.ii          Amended, revised and restated Bylaws of the Registrant                                  (1)
   4.1           Form of Common Stock Certificate                                                        (1)
   10.1          1994 Incentive Stock Option Plan                                                        (1)
   10.2          1994 Restricted Stock Plan                                                              (1)
   10.3          Stock Purchase Agreement between Registrant and Kleven Construction, Inc.               (1)
                 dated January 17, 1994
   10.4          Stock Purchase Agreement between Registrant and Concepts in Communications,             (2)
                 Inc. dated January 17, 1997.

   11.1          Statement re: computation of earnings per share                                          *
   21.1          Subsidiaries of the Registrant                                                           *

------------
*  Filed herewith

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

                          INTERNATIONAL FIBERCOM, INC.


Dated: June 17, 1997                   By  /s/ Joseph P. Kealy
                                         -------------------------------------
                                       Joseph P. Kealy, Chairman of the Board,
                                       President and Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                                                     Date
-------------------                                                                     ----
/s/ Joseph P. Kealy                                                                 June 17, 1997
-----------------------------------------------------------------------             -------
Joseph P. Kealy, Chairman of the Board,
President, Principal Executive Officer and Director



/s/ Terry Beiriger                                                                  June 17, 1997
-----------------------------------------------------------------------             -------
Terry Beiriger, Principal Financial Officer,
Controller, Treasurer and Secretary



/s/ John F. Kealy                                                                   June 17, 1997
-----------------------------------------------------------------------             -------
John F. Kealy, Director



/s/ Edwin L. King                                                                   June 17, 1997
-----------------------------------------------------------------------             -------
Edwin L. King, Director



/s/ Jerry Kleven                                                                    June 17, 1997
-----------------------------------------------------------------------             -------
Jerry Kleven, Director


/s/ Richard J. Seminoff                                                             June 17, 1997
-----------------------------------------------------------------------             -------
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