Form 10QSB
period 1997-06-30
INTERNATIONAL FIBERCOM INC
filed 1997-08-14
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997                           SEC File No 1-9690

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

                     Yes (X)                       No (   )

 Common Stock without par value (6,569,942) shares outstanding at June 30, 1997

                         PART 1 - Financial Information


Item 1. Financial Statements

        The financial statements are included herewith commencing on page F-1.

Item 2. Management's Discussion any Analysis of Financial Condition and Results of Operations.


General
-------

International FiberCom, Inc. (the "Company") is a holding company for two wholly-owned subsidiaries: Kleven Construction, Inc., ("Kleven") which specializes in the design, installation and maintenance of fiber-optic and other cable services for the telecommunications and cable television industries, and Concepts In Communication, Inc. ("Concepts"), which specializes in systems integration services, including design engineering and installation and maintenance of structured cable systems, network hardware and software, work station peripherals and intercommunication systems, primarily within commercial, industrial and governmental facilities.

The Company derives substantially all of its revenue from contracts that are accounted for under the percentage of completion method of accounting. Under this method, revenues are recorded as construction on the job progresses so that revenue recognized less cost incurred to date yield the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts on jobs.

The Company completed the acquisition of Concepts effective January 1, 1997. Concepts' acquisition along with existing wholly owned subsidiary Kleven has allowed the Company to become one of the few complete telecommunications service companies in the nation. The Company now can provide outside plant, complete engineering, construction services, splicing and retro-fit systems utilizing twisted pair, coaxial cable and a myriad of fiber-optic cable. In addition, complete integration services can be provided for end users, as well as structured cable systems and the appropriate engineering. These services will allow the Company to service both the major telecommunications companies and cable companies in their building of the "Information Superhighway."

Integration of Concepts has continued into the second quarter. Profitability of the Concepts' subsidiary was adversely affected by costs attributable to opening a regional office in Phoenix, Arizona and a strong build up of costs associated with its national accounts department in order to provide total integration services for a major healthcare provider on a national basis. While costly in the short term, management is confident that both of these investments will start to bear fruit late in the third quarter this year, and more importantly, will continue to be accretive on a long term basis. The Company continues to study locations for future Concepts' offices as part of a general plan to become a national systems integration concern.

Acquisition
-----------

The accompanying consolidated statements of operations include the results of operations of Concepts which the Company acquired effective January 1, 1997.

The following unaudited pro forma condensed consolidated financial statements for the quarter ended June 30, 1996 give effect to the acquisition of Concepts by the Company pursuant to the Stock Purchase Agreement between the parties, and are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

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

Results of Operations.
----------------------

The comparability of the results of operations for the second quarter of 1997 with the same period in 1996 was significantly impacted by the acquisition of Concepts, as shown in the Unaudited Pro Forma Consolidated Statement of Operations information contained in this Report. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations for these periods discusses the operations in 1997 compared with actual operations in 1996 and the operations in 1997 compared with 1996 pro forma figures as if the Company had owned Concepts since January 1996, which it has not.

Contract Revenues.
------------------

Contract revenues for the three months ended June 30, 1997 increased to $6,578,502 from $2,939,969 in 1996, an increase of 124%. This increase in revenues is primarily attributable to the addition of Concepts' revenues for the second quarter of 1997.

On a pro forma basis, contract revenues increased nominally from $6,533,996 in 1996 to $6,578,502 in 1997.

Gross Profit.
-------------

The Company's gross profit increased 243% to $1,742,290 for the second quarter in 1997 compared with $508,194 in 1996 due to the increased contract revenues from the Concepts acquisition and the improved performance by Kleven The gross profit margins for the respective periods increased from 17% of contract revenues in 1996 to 26% of contract revenues in 1997. This impressive increase in gross margins is primarily due to favorable price renegotiation of ongoing contracts and increased field productivity for Kleven.

On a pro forma basis, the Company's gross profit for the 1997 quarter was $1,742,290 compared with $1,361,588 in 1996. The gross profit in 1996 for Concepts includes an adjustment of $373,609 of overhead to indirect costs of contract revenue to accurately and consistently state gross profit margins. The Company's gross margin increased from 21% in the 1996 quarter to 26% in 1997. This gross margin increase is primarily attributable to improved performance by Kleven as noted above.

General and Administrative Costs.
---------------------------------

The Company's general and administrative expenses were $1,208,259 for the three months ended June 30, 1997 compared with $597,737 in 1996, an increase of 102%, chiefly due to the addition of the general and administrative expenses of Concepts.

On a pro forma basis, general and administrative expenses for the three months ended June 30, 1997 were $1,208,259, or 18% of revenues, compared with $1,181,280, or 18% of revenues, for the 1996 quarter. Certain overhead of Concepts was transferred to indirect costs of construction for the 1996 period in order to more accurately and consistently state gross profit margins. The Company intends to consolidate duplicative administrative functions, to the extent possible. In addition, administrative expenses of the Company include amortization of intangibles resulting from the acquisition.

Other Income (Expense).
-----------------------

The Company's net expense in this category was $85,966 for the 1997 quarter compared with next expenses of 95,547 in 1996.

Interest  expense  for 1997  increased  from 1996  primarily  as a result of the issuance of the 8% Convertible Subordinated Debentures ("Debentures") in February 1997 in connection with the acquisition of Concepts. The increase in interest expense of Concepts represents the costs associated with the Debentures.

On a pro forma basis, other expense was $85,966 in 1997 compared with a net expense of $138,594 in 1996. The reduction is due primarily to a decrease in interest expenses of Kleven Construction because of debt reduction.

Provision for Income Tax Benefit (Expense).
-------------------------------------------

No income tax expense was accrued in 1997 or 1996 because of net operating loss carryovers of the Company and Kleven in 1996 and prior years. Such net operating loss carryovers will be used to offset net income the Company generates in 1997 and possibly future years.

Net Income.
-----------

The Company generated a net income of $448,225 for the three months ended June 30, 1997 compared with net loss of ($184,290) for the same period in 1996, an increase of $632,515. This is primarily a result of better profit margins and lower general and administrative expense of Kleven Construction over the prior period. Net income in 1997 was approximately 7% of revenues as compared with a net loss in 1996 for the foregoing reasons.

On a pro forma basis, the Company's net income increased to $448,225 compared with $41,714, or approximately 974%, for the prior period. Such increase was primarily due to the increased profitability of the Kleven subsidiary.

Preferred Stock Dividend
------------------------

The Company paid a dividend of $44,370 on its Series A Convertible Preferred Stock ("Series A Preferred") and $23,467 on its Series B Convertible Preferred Stock ("Series B Preferred") for the second quarter of 1997. The Company elected to pay such dividend by issuing 29,255 shares of its Common Stock, valued at $2.319 per share. The foregoing dividends decreased net income attributable to Common Stockholders by the amount of the dividend. The shares of Common Stock outstanding will be adjusted for such dividend at the end of the second quarter of 1997, although not issued until July 1997.

Backlog.
--------

The Company had a backlog of approximately $3,320,000 on a work in process basis as of June 30, 1997. The Company expects such work orders to be completed by September 1997. Further, the Company has work orders, which were not started at June 30, 1997, for Cox Communications, the State of Tennessee and other clients, which total in excess of $2.5 million. The Company expects to commence such work during the third quarter of 1997 and complete the same by December 1997.

Liquidity and Capital Resources.
--------------------------------

The Company has historically financed its operations through operating cash flow and lines of credit. The Company's liquidity is impacted by the nature of billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and profits. In the second quarter of 1997 the Company funded its operations through an $800,000 line of credit and cash flow and net cash provided by its operating activities, which was $301,892 at June 30, 1997.

The Company financed the $4.8 million purchase price of Concepts through the sale of $1.5 million of Convertible Subordinated debentures and $3.5 million of Series B Convertible Preferred Stock in exempt transactions under Regulation D under the Securities Act of 1934 ("Act"). The Debentures are convertible into Common Stock, commencing October 11, 1997, at a price of $1.25 per share.

The Series B Preferred was issued in three tranches of $1.1 million, $1.1 million and $1.3 million on the 15th day of March, April and May 1997, respectively. The Company elected not to accept the subscription for the fourth tranche of Series B Preferred, as originally planned, and to increase the size of the third tranche slightly in order to minimize the number of shares of Common Stock it would issue in connection with the transaction. The Series B Preferred is convertible into Common Stock at a price equal to the lower of the Average Stock Price on the date of each monthly subscription or the Discounted Average Stock Price on the date of conversion. The "Average Stock Price" is the average of the daily closing bid prices of the Common Stock for the five consecutive trading days immediately preceding the relevant date. The "Discounted Average Stock Price" is (i) 70% of the average of the daily closing bid prices of Common Stock for the five consecutive trading days immediately preceding the date of the conversion into Common Stock if the average of the daily bid prices is at or below $3.00 per share or (ii) 75% of the average of such daily closing bid prices if such average is above $3.00 per share. For the one-year period after the issuance of Series B Preferred, the floor on the Conversion Price of the Common Stock will be the lower of $.75 per share or 50% of the Average Stock Price. There will be no floor on the Conversion Price if the Company fails to achieve certain levels of gross profit on a quarterly basis. Dividends are payable on the Series B Preferred at the rate of 4% per annum, in shares of Common Stock or cash, at the option of the Company, on a quarterly basis. Based on the foregoing formula the maximum exercise prices for the three tranches are $1.55, $1.4375, and $2.03 per share, respectively.

The Company issued a total of 700,000 Common Stock Purchase Warrants in connection with the funding of the tranches of the Series B Preferred. The exercise prices and expiration dates of the Warrants are: 220,000 warrants are exerciseable at $2.25 per share and expire March 14, 2002; 220,000 warrants are exerciseable at $2.15625 per share and expire April 14, 2002; and 260,000 warrants are exerciseable at $2.75 per share and expire May 14, 2002.

On July 23, 1997 the  Company  announced  that it had  entered  into a letter of intent to acquire a telecommunications products company located in the southeastern United States. The Company is presently negotiating with the terms of a definitive agreement providing for consideration consisting of cash, common stock and a note. The Company will be required to obtain a significant amount of financing to close this purchase, if a definitive agreement is concluded. The Company is presently exploring alternatives in this regard, including a private placement of its debt or equity securities or an institutional credit facility.

Because the Company elected not to accept the planned fourth tranche of the Series B Preferred subscription, it will need to increase its working capital to finance the expansion of its operations. The Company is seeking an expanded line of credit from institutional lenders and will include working capital as a use of proceeds in its planned debt or equity offering in connection with the proposed acquisition of the telecommunications products business. The Company believes the working capital provided by this 1997 private placement, along with internally generated cash provided by operating activities from the operation of the business of Kleven Construction and Concepts, will satisfy its anticipated growth for the next twelve months, exclusive of any acquisition financing required.

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

                           Part II - Other Information

Item 1. Legal Proceedings

The Company has filed suit against two former officers of Kleven to collect on unpaid promissory notes owed to the Company. The two former officers of the Company have filed a countersuit against the Company alleging certain counterclaims. In the opinion of legal counsel, no estimate can made as to the time or the amount of the ultimate recovery. In addition, the Company believes the countersuit is without merit and intends to vigorously defend its position.

Items 2 and 3 are omitted because these Items are inapplicable to this Report.

Item 4. Submissions of matters to a vote of Security Holders.

The Company held its 1997 Annual Meeting of Shareholders on July 21, 1997. The following directors were elected for terms which will expire at the 1998 Annual Meeting of Shareholders: Joseph P. Kealy, Jerry A. Kleven, John F. Kealy, Edwin
L. King, Richard J. Seminoff and V. Thompson Brown, Jr.

The shareholders also approved the adoption of the 1997 Incentive Stock Option Plan and 1997 Restricted Stock Plan of the Company with 5,176,418 shares voting for, 160,670 shares voting against and 334,184 shares abstaining.

Item 5. Other Information.

In order to provide working capital in 1996 the Company issued $3.3 million shares of Series A Preferred. During July 1997 the holders of the 1,972 shares of Series A Preferred elected to convert all of such stock into 2,126,463 shares of Common Stock. Accordingly, as of the end of the third quarter of 1997 there will be no shares of Series A Preferred outstanding. The Common Stock was issued to the beneficial holders of the Series A Preferred, none of whom held, upon such issuance more than 5% of the issued and outstanding Common Stock of the Company.

In January 1997 the Board of Directors adopted the 1997 International FiberCom, Inc. Stock Option Plan and 1997 Restricted Stock Plan, subject to approval by shareholders at the next annual meeting of shareholders of the Corporation. A total of 1,200,000 shares of the Company's Common Stock was reserved and set aside for issuance upon the exercise of options awarded or grants of stock made under such Plans. The foregoing Plans were approved at the July 1997 Annual Meeting of Shareholders and, therefore a total of 755,000 options granted under the Plans became effective to purchase the same number of shares. Of these options, 500,000 are exercisable by directors and officers at a price of $.9375 through May 1, 2002; 80,000 are exerciseable by such persons at a price of $1.47 per share through July 20, 2002; 90,000 are exerciseable by independent directors at a price of $.9375 through May 1, 2002; 60,000 are exerciseable by the same persons at $1.47 per share through July 20, 2002; and 25,000 are exercisable by employees at $1.47 per share through July 20, 2002.

In addition, in April 1997 the Company granted options to purchase 52,500 shares under the 1994 Incentive Stock Option Plan exerciseable at a price of $1.47 per share through April 21, 2002 and 25,000 to four employees. Finally, options to purchase 60,000 shares were granted to a third party during the first and second quarters in connection with the financing provided to the Company, one half exerciseable at $.9375 per share through May 1, 2002 and one half exerciseable at $1.47 per share through April 21, 2002.

In January 1997 options to purchase 100,000 shares were granted to four employees of Concepts effective upon completion of the Concepts acquisition on February 13, 1997 and exerciseable at $.9375 per share through January 6, 2002. The Company also issued 115,833 shares to one of the former shareholders of Concepts in payment of a promissory note of $202,798 representing the balance of payment due in connection with the acquisition of Concepts.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  June 30, 1997
                                   (Unaudited)

                                     ASSETS


                                                               June 30,     December 31,
                                                                   1997             1996
Current Assets:
     Cash and cash equivalents                              $   305,864      $     3,972

     Accounts receivable
     - trade, net of allowance                                4,953,681        2,458,477
     - unbilled receivables                                      96,176          196,815
     - other                                                     32,481           27,769
     Inventory                                                  514,590

     Prepaid expenses                                           157,928           37,912
     Loans receivable - related parties                          14,088
     Accrued interest receivable                                 19,289

     Costs and estimated earnings in excess of billings       2,182,991          249,546
                                                            ===========      ===========

                  Total Current Assets                        8,277,088        2,974,491

Property and Equipment, net                                   3,352,182        2,899,055

Other Assets:
     Accounts receivable - long term                             55,415           88,478

     Loans receivable related party                             562,025          562,025
     Investments -CIC                                         1,582,403
     Deferred acquisition costs                                 113,408          234,367
     Mortgage closing costs                                       5,878            6,034

     Investment in limited partnership                           33,021           28,781

     Refundable deposits                                         37,185            9,480
                                                            ===========      ===========

                                                              2,389,335          929,165
                                                            ===========      ===========

                  Total Assets                              $14,018,605      $ 6,802,711
                                                            ===========      ===========

                 INTERNATIONAL FIBERCOM, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                               AS OF JUNE 30, 1997
                                   (Unaudited)
                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                             June 30,    December 31,
                                                                                 1997            1996
Current Liabilities:
     Notes payable current portion                                       $    761,339    $  1,014,986
     Notes payable term loans                                                 396,770
     Notes payable related party                                                6,000           6,000
     Obligations under capital lease                                          103,337         110,355
     Accounts payable
     - trade                                                                2,770,732       1,965,837
     - related parties                                                          9,610          24,610
     Accrued offering costs                                                   418,000

     Accrued expense                                                          500,456         358,585
     Accrued interest                                                          39,792
     Billings in excess of cost estimated earnings                            403,237         185,119
                                                                         ============    ============

                  Total Current Liabilities                                 5,409,273       3,665,492
                                                                         ============    ============

Long-Term Liabilities:
     Notes payable-long term                                                  691,160         544,833
                  Obligations under capital lease                             339,302         384,108

     Convertible debentures                                                 1,500,000               0
                                                                         ============    ============

                  Total Long-Term Liabilities                               2,530,462         928,941
                                                                         ============    ============

                  Total Liabilities                                         7,939,735       4,594,433
                                                                         ============    ============

Stockholder's Equity:
     Series A convertible preferred
          stock 10,000,000 authorized 1,972 issued and outstanding          1,680,997       1,680,997
     Series B convertible preferred
          stock 4,400 authorized 3,500 issued and outstanding               2,789,589
     Common Stock, no par, 100,000,000 shares authorized:
          6,748,632 shares issued, 6,569,942 outstanding                    8,870,947       8,555,176
     Common stock warrants                                                     99,082          99,082
     Additional paid-in capital                                               462,073         462,073
     Retained earnings                                                     (7,921,033)     (7,921,033)
     Current period profit (loss)                                             765,232
                                                                         ============    ============
                                                                            6,746,887       2,876,295
                                                                         ============    ============
     Less:  treasury stock 178,690 shares, at cost                           (668,017)       (668,017)
                                                                         ============    ============
Total Stockholders' Equity                                                  6,078,870       2,208,278
                                                                         ============    ============
Total Liabilities and Stockholders' Equity                               $ 14,018,605    $  6,802,711
                                                                         ============    ============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months    Three Months    Six Months      Six Months
                                            Ended           Ended           Ended           Ended
                                            June 30,        June 30,        June 30,        June 30,
                                            1997            1996            1997            1996

Contract Revenues                           $  6,578,502    $  2,939,969    $ 13,096,638    $  6,365,836

Cost of Contract Revenues                      4,836,212       2,431,775      10,176,683       5,233,099
                                            ============    ============    ============    ============

Gross Profit                                   1,742,290         508,194       2,919,955       1,132,737

General and Administrative Expenses            1,208,259         597,937       2,037,858       1,129,378
                                            ============    ============    ============    ============

Profit from operations                           534,031         (89,743)        882,097           3,359

Other Income (Expense):
     Interest income                              22,742             753          22,747           5,659
     Interest expense                           (118,976)        (89,964)       (204,042)       (191,897)
     Other income                                    552         (14,304)          2,955          36,500
     Gain on disposal of assets                    9,716           3,968         174,378          29,082
                                            ============    ============    ============    ============
                                                 (85,966)        (94,547)         (3,962)       (120,658)
                                            ============    ============    ============    ============
Net income before income taxes                   448,065        (184,290)        878,135        (117,298)
                                            ============    ============    ============    ============

Provision for tax benefit (expense)                  160               0             160               0
                                            ============    ============    ============    ============

Net income                                       448,225        (184,290)        878,295        (117,298)
                                            ============    ============    ============    ============

Preferred stock dividend                         (67,837)              0        (113,063)              0

Net income attributable to
     common stockholders                    $    380,388    $   (184,290)   $    765,232    $   (117,298)

Earnings per Share:
     Basic earnings per share               $       0.06    $      (0.03)   $       0.12    $      (0.02)
                                            ------------    ------------    ------------    ------------
     Fully diluted earnings per share       $       0.03                    $       0.05
                                            ------------    ------------    ------------    ------------

Basic weighted average shares outstanding      6,463,465       5,452,553       6,428,632       4,845,467
                                            ------------    ------------    ------------    ------------

Fully diluted weighted average shares
     outstanding                              14,151,211                      14,050,416
                                            ------------    ------------    ------------    ------------

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                               1997            1996
                                                                           ------------   -------------
Cash flows from operating activities:
     Net income (loss)                                                         765,232      ($117,298)
     Adjustments to reconcile net income (loss) to
        net cash provided (used) by operating activities:
              Depreciation and Amortization                                    453,346        427,567
              (Increase) decrease in contracts receivable                   (2,399,591)     2,373,500
              (Increase) decrease in subscriptions receivable                        0              0
              (Increase) decrease in inventory                                (514,590)             0
              (Increase) decrease in costs and estimated earnings in
                   excess of billings on uncompleted contracts              (1,933,445)       (10,910)
              (Increase) decrease in prepaid expenses                         (120,016)       (17,393)
              (Increase) decrease in income tax refund                               0         26,000
              (Decrease) increase in accounts payable                          789,895       (695,288)
              (Decrease) increase in accrued expenses                          181,663       (757,642)
              (Decrease) increase in billings in excess of cost and
                   estimated earnings on uncompleted contracts                 218,118       (175,806)
              (Decrease) increase in accrued offering costs                    418,000              0
                                                                           ===========    ===========

                        Net cash provided (used) by operating activities    (2,141,388)     1,052,730
                                                                           ===========    ===========

Cash flows from investing activities:
        (Purchase) sale of property and equipment                             (906,473)      (126,598)
        (Increase) decrease in deposits                                        (27,705)           978
        (Increase) decrease in goodwill and other assets                    (1,586,487)        25,447
        (Increase) decrease in deferred acquisition costs                      120,959              0
                                                                           ===========    ===========
                        Net cash provided (uses) by investing activities    (2,399,706)      (100,173)

Cash flows from financing activities:
        (Repayment) increase of loans and other
        liabilities payable                                                    237,626     (1,151,969)
        Proceeds from private offering, net                                  4,605,360        507,415
        (Repayment) proceeds from stockholder loan                                   0         (3,027)
                                                                           ===========    ===========

                        Net cash provided (used) by financing activities     4,842,986       (647,581)
                                                                           ===========    ===========

Net (decrease) increase in cash                                                301,892        304,976

Cash, beginning of period                                                        3,972        (49,002)

Cash, end of period                                                            305,864        255,974
                                                                           ===========    ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                     For The Period Ended June 30, 1997 and
                      For the Year Ended December 31, 1996

                                                                                                              Additional   Stock
                            Series A Preferred Series B Preferred     Common Stock        Stock   Accumulated    Paid-In    Treasury
                             Shares    Amount    Shares   Amount     Shares     Amount   Warrants   Deficit      Capital     Stock
                             ------    ------    ------   ------     ------     ------   --------   -------      -------     -----
Stockholder's Equity,
  December 31, 1995          2,750   $2,296,382       -  $       -  4,417,072 $7,274,929 $99,082  $(3,699,918)  $352,073 $(668,017)

Issuance of shares
  of Series A, 9%
  convertible preferred
  stock, net of costs          550      493,559       -          -          -          -       -            -          -         -

Converstion of 1,328
  shares of Series A, 9%
  convertible preferred
  stock to common stock     (1,328)  (1,108,944)      -          -  1,821,257  1,108,944       -            -          -         -

Issuance of preferred
  stock dividend                 -            -       -          -    155,470    171,303       -     (171,303)         -         -

Options Issued for
  services                       -            -       -          -          -          -       -            -    110,000         -

Net Loss, 1996                   -            -       -          -          -          -       -   (4,049,812)         -         -
                             -----   ----------   -----  ---------- ---------  ---------  -------  ----------   -------- ---------
Stockholder's Equity,
  December 31 ,1996          1,972    1,680,997       -          -  6,393,799  8,555,176       -   (7,921,033)   462,073  (668,017)

Issuance of Series B
  convertible
  preferred stock                -            -   3,500  2,789,589          -          -       -            -          -         -

Issuance of preferred
  stock dividend                 -            -       -          -     31,055     45,226       -      (45,226)         -         -

Net Income for the
  three month period
  ended March 31, 1997           -            -       -          -          -          -       -      430,069          -         -
Issuance  of shares in
  payment of note to
  Ray Tucker                                                          115,833    202,708

Issuance of Preferred Stock
  Dividend                                                             29,255     67,837              (67,837)

Net Income for Three Month
  Period Ended June 30, 1997                                                                          448,225
                             -----   ----------   ----- ----------  ---------  --------- -------  -----------   -------- ---------
Stockholder's Equity
June 30, 1997                1,972   $1,680,997   3,500 $2,789,589  6,569,942 $8,870,947 $99,082  $(7,155,801)  $462,073 $(668,017)
                             -----   ----------   ----- ----------  ---------  --------- -------  -----------   -------- ---------

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Significant accounting policies:

         Basis of presentation:

         In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of its operations for the three months ended June 30, 1997. Although management believes that the disclosures in these financial statements are adequate to make the information presenting not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

         The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

         In January 1997 the Board of Directors adopted the 1997 International FiberCom, Inc. Stock Option Plan and 1997 Restricted Stock Plan, subject to approval by the shareholders at the next annual meeting of shareholders of the Corporation. A total of 1,200,000 shares of the Company's Common Stock was reserved and set aside for issuance upon the exercise of options awarded or grants of stock made under the Plans. Upon such approval in July 1997 a total of 755,000 options were issued under the Option Plans with exercise prices ranging from $.9375 per share to $1.47 per share.

         In addition, in April 1997 the Company granted options to purchase 52,500 shares under the 1994 Incentive Stock Option Plan exerciseable at a price of $1.47 per share through April 21, 2002 and 25,000 to four employees. Finally, options to purchase 60,000 shares were granted one half exerciseable at $.9375 per share through May 1, 2002 and one half exerciseable at $1.47 per share through April 21, 2002 to third parties in connection with the financing provided to the Company.

         In January 1997 options to purchase 100,000 shares were granted to four employees of Concepts effective upon completion of the Concepts acquisition on February 13, 1997 and exerciseable at $.9375 per share through January 6, 2002.

2.       Concepts In Communications, Inc. Purchase

         In January 1997 the Company acquired Concepts for $4.8 million from its two shareholders. The Company paid $1.5 million at the closing, which occurred on February 13, 1997, and the balance was paid in monthly installments of $1.0 million in March and April and a final payment of $1.3 million in May 1997. Of such final payment $200,000 of principal and $2,798 of interest were paid through the issuance of 115,833 shares of common stock.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Pro Forma and Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996

                                      Concepts         IFC/                        International
                                      In               Kleven         Pro Forma         FiberCom
                                      Communications   Combined       Adjustments   Consolidated

Contract Revenues                     $ 3,594,027      $ 2,939,969                   $ 6,533,996

Cost of Contract Revenues               2,367,024        2,431,775                     4,798,799
Indirect Costs of Contract Revenues       373,609                                        373,609
                                        =========        =========                     =========

Gross Profit                              853,394          508,194                     1,361,588

General and Administrative Expenses       556,043          597,937      27,300(1)      1,181,280
Provision for doubtful accounts                                  0                             0
                                        =========        =========                     =========

Profits from Operations                   297,351          (89,743)                      180,308

Other Income (Expense):
     Interest Income                                           753                           753
     Interest expense                     (16,060)         (84,964)    (30,000)(3)      (131,024)
     Other Income                           2,013          (14,304)                      (12,291)
     Gain on disposal of assets                              3,968                         3,968
                                        =========        =========                     =========
                                          (14,047)         (94,547)                     (138,594)
                                        =========        =========                     =========

Net income before income taxes            283,304         (184,290)                       41,714
                                        =========        =========                     =========


Provision for tax benefit (expense)       (97,047)               0       97,047(2)             0
                                        =========        =========                     =========

Net income                                186,257         (184,290)                       41,714
                                        =========        =========                     =========

Preferred stock dividend                                                (67,837)(4)      (67,837)

Net income attributable to
     common stockholders                  186,257         (184,290)                      (26,123)
                                        =========        =========                     =========


Weighted average shares outstanding     6,428,632        6,428,632                     6,428,632
                                        ---------        ---------                     ---------

(1) Amortize Goodwill
(2) Revise Income Tax Provision
(3) Interest on Convertible Debentures
(4) Preferred Stock Dividend

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Pro Forma and Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                      Concepts        IFC/                           International
                                      In              Kleven          Pro Forma           FiberCom
                                      Communications  Combined        Adjustments     Consolidated

Contract Revenues                     $  6,638,059    $  6,365,836                    $ 13,003,895

Cost of Contract Revenues                4,336,830       5,233,099                       9,569,929
Indirect Costs of Contract Revenues        790,224                                         790,224
                                      ============    ============    ============    ============

Gross Profit                             1,511,005       1,132,737                       2,643,742

General and Administrative Expenses      1,135,789       1,129,377         54,6001       2,319,767
Provision for doubtful accounts                                  0                               0
                                      ============    ============    ============    ============

Profits from Operations                    375,216           3,360                         323,975

Other Income (Expense):
     Interest Income                                         5,659                           5,659
     Interest expense                      (25,146)       (191,898)        (39,792)(3)    (256,836)
     Other Income                            4,353          36,500                          40,853
     Gain on disposal of assets                             29,081                          29,082
                                      ============    ============    ============    ============
                                           (20,793)       (120,658)                       (181,242)
                                      ============    ============    ============    ============

Net income before income taxes             354,423        (117,298)                        142,733
                                      ============    ============    ============    ============


Provision for tax benefit (expense)       (123,916)              0        123,916(2)             0
                                      ============    ============    ============    ============

Net income                                 230,507        (117,298)                        142,733
                                      ============    ============    ============    ============

Preferred stock dividend                                                 (113,063)(4)     (113,063)

Net income attributable to
     common stockholders                   230,507        (117,298)                         29,670
                                      ============    ============    ============    ============


Weighted average shares outstanding      6,463,465       6,463,465                       6,463,465
                                      ------------    ------------    ------------    ------------

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

                                       INTERNATIONAL FIBERCOM, INC.




                                       BY   /s/ Terry Beiriger
                                         ----------------------------------
                                                Terry Beiriger,
                                                Chief Financial Officer




         DATED: August 14, 1997