Form 10QSB
period 1997-09-30
INTERNATIONAL FIBERCOM INC
filed 1997-11-14
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997                      SEC File No 1-9690

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


               Yes (X)                                   No (   )

Common Stock without par value  8,853,152  shares  outstanding  at September 30,
1997

                         PART 1 - Financial Information


Item 1.  Financial Statements

         The financial statements are included herewith commencing on page F-1.

Item 2. Management's Discussion any Analysis of Financial Condition and Results of Operations.


General
-------

International  FiberCom,  Inc.  (the  "Company")  is a holding  company  for two wholly-owned subsidiaries: Kleven Construction, Inc., d/b/a Kleven Communications ("Kleven") which specializes in the design, installation and maintenance of fiber-optic and other cable services for the telecommunications and cable television industries, and Concepts In Communication, Inc. ("Concepts"), which specializes in systems integration services, including design engineering and installation and maintenance of structured cable systems, network hardware and software, work station peripherals and intercommunication systems, primarily within commercial, industrial and governmental facilities.

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

The Company completed the acquisition of Concepts effective January 1, 1997. The acquisition of Concepts, along with the existing Kleven subsidiary, has allowed the Company to become one of the few complete telecommunications service companies in the nation. The Company provides outside plant, complete engineering, construction services, splicing and retro-fit systems utilizing twisted pair, coaxial cable and a myriad of fiber-optic cable. In addition, the Company can provide complete integration services for end users, as well as structured cable systems and the required engineering. These services allow the Company to service both the major telecommunications companies and cable companies in their building of the "Information Superhighway."

Integration of Concepts has continued into the third quarter. Profitability of the Concepts subsidiary has been adversly affected by, among other items, costs attributable to opening a regional office in Phoenix, Arizona and an increase in costs associated with its national accounts department in order to provide total integration services for a major healthcare provider on a national basis. The Company believes that these investments in Concepts will start to bear fruit in the fourth quarter of this year, and more importantly, will continue to be accretive on a long term basis. The Company continues to study locations for future Concepts' offices as part of a general plan to become a national systems integration concern.

Acquisition
-----------

The accompanying consolidated statements of operations include the results of operations of Concepts which the Company acquired effective January 1, 1997.

The following unaudited pro forma condensed consolidated financial statements for the quarter ended September 30, 1996 give effect to the acquisition of Concepts by the Company pursuant to the Stock Purchase Agreement between the parties, and are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

The pro forma financial information is based on the purchase method of accounting for the acquisition of Concepts. The pro forma entries are described in the accompanying footnotes to the unaudited pro forma condensed consolidated statements. The pro forma unaudited condensed consolidated statements of operations assume that the acquisition took place on the first day of the period presented.

Results of Operations.
----------------------

The comparability of the results of operations for the third quarter of 1997 with the same period in 1996 was significantly impacted by the acquisition of Concepts, as shown in the Unaudited Pro Forma Consolidated Statement of Operations information contained in this Report. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations for these periods discusses the operations in 1997 compared with actual operations in 1996 and the operations in 1997 compared with 1996 pro forma figures as if the Company had owned Concepts since January 1996, which it has not.

Contract Revenues.
------------------

Contract revenues for the three months ended September 30, 1997 increased to $7,265,758 from $2,792,804 in 1996, an increase of 160%. This increase in revenues is primarily attributable to the addition of Concepts' revenues for the third quarter of 1997.

On a pro forma basis, contract revenues increased 8% from $6,712,714 in 1996 to $7,265,758 during the quarter ended September 30. This increase is due primarily to additional activity of Kleven in fiber optic systems installations for Cox Communications.

Gross Profit.
-------------

The Company's gross profit increased to $1,803,694 for the third quarter of 1997 compared with $116,684 in 1996 due to the increased contract revenues from the Concepts acquisition and continued increase in the gross profit margin of Kleven. The gross profit margins for the respective periods increased from 4% of contract revenues in 1996 to 25% of contract revenues in 1997. This increase in gross margins is primarily due to favorable price renegotiation of ongoing contracts and increased field productivity of Kleven.

On a pro forma basis, the Company's gross profit for the 1997 quarter was $1,803,694 compared with $887,116 in 1996. The gross profit in 1996 for Concepts includes an adjustment of $433,750 of overhead to indirect costs of contract revenue to accurately and consistently state gross profit margins. The Company's gross margin increased from 13% in the 1996 quarter to 25% in 1997. This gross margin increase is primarily attributable to improved performance by Kleven as noted above.

General and Administrative Costs.
---------------------------------

The Company's general and administrative expenses were $1,153,688 for the three months ended September 30, 1997 compared with $509,010 in 1996, an increase of 126%, chiefly due to the addition of the general and administrative expenses of Concepts.

On a pro forma basis, general and administrative expenses for the three months ended September 30, 1997 were $1,153,688, or 16% of revenues, compared with $1,095,179, or 16% of revenues, for the 1996 quarter. Certain overhead of Concepts was transferred to indirect costs of construction for the 1996 period in order to more accurately and consistently state gross profit margins. The Company has and will continue to consolidate duplicative administrative functions to the extent possible. In addition, administrative expenses of the Company include amortization of intangibles resulting from the acquisition.

Other Income (Expense).
-----------------------

The Company's net expense in this category was $114,020 for the 1997 quarter compared with net expenses of 78,926 in the 1996 quarter.

Interest expense during the third quarter of 1997 increased from 1996 primarily as a result of the issuance of $1.5 million of 8% Convertible Subordinated Debentures ("Debentures") in February 1997 in connection with the acquisition of Concepts. The increase in interest expense of Concepts represents the costs associated with the Debentures.

On a pro forma basis, other expense was $114,020 in 1997 compared with a net expense of $123,839 in 1996. The reduction is due primarily to a decrease in interest expenses of Kleven because of debt reduction.

Provision for Income Tax Benefit (Expense).
-------------------------------------------

No income tax expense was accrued in 1997 or 1996 because of net operating loss carryovers of the Company and Kleven in 1996 and prior years. Such net operating loss carryovers will be used to offset net income the Company generates in 1997 and possibly future years.

Net Income.
-----------

The Company generated a net income of $535,986 or approximately 7% or revenues for the three months ended September 30, 1997 compared with net loss of ($471,251) for the same period in 1996. This is primarily a result of better profit margins and lower general and administrative expense of Kleven over the prior period.

On a pro forma basis, the Company's net income increased to $535,986 compared with a loss of ($331,902), for the prior period. Such increase was primarily due to the increased profitability of the Kleven subsidiary.

Preferred Stock Dividend
------------------------

The Company paid a dividend of $35,000 on its Series B Convertible Preferred Stock ("Series B Preferred") for the second quarter of 1997. The Company elected to pay such dividend by issuing 6,747 shares of its Common Stock, valued at $5.187 per share. The foregoing dividends decreased net income attributable to Common Stockholders by the amount of the dividend. The shares of Common Stock outstanding will be adjusted for such dividend at the end of the third quarter of 1997, although such shares were not issued until October 1997.

Backlog.
--------

The Company had a backlog of approximately $3,240,000 on a work in process basis as of September 30, 1997. The Company expects such work orders to be completed by December 1997. Further, the Company has work orders, which were not started at September 30, 1997, for Gambro Healthcare, the Cities of Phoenix and Peoria and other clients, which total in excess of $8.0 million. The Company expects to commence such work during the fourth quarter of 1997 and complete the same by June 1998.

Liquidity and Capital Resources.
--------------------------------

The Company has historically financed its operations through operating cash flow and lines of credit. The Company's liquidity is impacted by the nature of billing provisions under its contracts. Generally, in the early period of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and profits. In the third quarter of 1997 the Company funded its operations through an $800,000 line of credit and cash flow provided by its operating activities, which was $69,478 at September 30, 1997, and $400,000 raised through the sale of 150,000 shares of its Common Stock in a private placement under
Section 4(2) under the Securities Act of 1933 (the "Act").

In July 1997 the holders of 1,972 shares of Series A Convertible Preferred Stock converted such shares into 2,126,463 shares of Common Stock under Regulation S under the Act. Accordingly, including prior conversions which took place in 1996, there are no shares of the Series A Preferred issued and outstanding.

In October 1997 certain holders of 8% Convertible Subordinated Debentures converted $900,000 principal amount of such Debentures into 720,000 shares of Common Stock under Regulation S under the Act.

On November 13, 1997, the Company announced that it had completed the acquisition of Compass Communications, Inc. ("Compass"), a privately held telecommunications engineering firm headquartered in Atlanta, Georgia. The Company is issuing 470,588 shares of its restricted Common Stock to acquire all of the outstanding capital stock of Compass. In order to raise the funds required for the provision of working capital to Compass, the Company sold $1.0 million principal amount of 5.5% Convertible Subordinated Debentures and 1,000 shares of Series C Convertible Preferred Stock at a price of $1,000 per share, for gross offering proceeds of $1.0 million, in a private placement on October 27, 1997. The Company intends to apply the balance of the sales proceeds to its working capital.

In September 1997 the Company announced that it had signed a definitive agreement to acquire the assets, business and real estate of a privately-held telecommunications equipment company located in the southeastern United States. The purchase price, which is subject to adjustment under certain circumstances, is approximately $21 million and will be comprised of a combination of cash, subordinated debt and fewer than 2.0 million shares of the Company's Common Stock. The Company is seeking a significant amount of financing to complete the purchase of such company and is presently exploring a private placement of debt or equity securities or an institutional credit facility.

The Company is also pursuing the establishment of a larger line of credit from institutional lenders to provide working capital for its expanded business. The Company believes that the working capital provided by its most recent private placement, along with internally generated cash flow from the operating activities of Kleven and Concepts, will satisfy the anticipated growth of its existing businesses for the next 12 months, exclusive of any required acquisition financing.

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

The Company has settled a lawsuit with Salt River Project, a major utility provider. The Company won on 5 of 7 counts. This positively impacted earnings approximately $20,000, as a contingency had been established in 1996.

Items 2, 3, 4, and 5 are omitted because these Items are inapplicable to this Report.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               September 30, 1997
                                   (Unaudited)

                                     ASSETS


                                                     September 30,  December 31,
                                                              1997          1996

Current Assets:
     Cash and cash equivalent                          $    69,478   $     3,972
     Accounts receivable
     - trade, net of allowance                           5,812,261     2,458,477
     - unbilled receivables                                 88,124       196,815
     - other                                                65,941        27,769
     Inventory                                             621,686
     Prepaid expenses                                      146,752        37,912
     Loans receivable - related parties                     29,851
     Accrued interest receivable                            38,578
Costs and estimated earnings in excess of billings       1,905,281       249,546
                                                       ===========   ===========
                  Total Current Assets                   8,777,953     2,974,491


Property and Equipment, net                              3,237,822     2,899,055

Other Assets:
     Accounts receivable - long term                        38,915        88,478
     Loans receivable related party                        563,866       562,025
     Investments -CIC                                    1,555,103
     Deferred acquisition costs                            126,863       234,367
     Mortgage closing costs                                  5,802         6,034
Investment in limited partnership                           33,021        28,781
Refundable deposits                                         32,368         9,480
                                                       ===========   ===========

                                                         2,355,938       929,165
                                                       ===========   ===========

                  Total Assets                         $14,371,713   $ 6,802,711
                                                       ===========   ===========

                 INTERNATIONAL FIBERCOM, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                            AS OF SEPTEMBER 30, 1997
                                   (Unaudited)
                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                   September 30,    December 31,
                                                                            1997            1996
Current Liabilities:
     Notes payable current portion                                  $    746,339    $  1,014,986
     Notes payable term loans                                            708,354
     Notes payable related party                                           6,000           6,000
     Obligations under capital lease                                     143,337         110,355
     Accounts payable
     - trade                                                           2,038,912       1,965,837
     - related parties                                                     9,610          24,610
     Accrued offering costs                                              398,000
     Accrued expense                                                     874,813         358,585
     Accrued interest                                                     69,792
     Billings in excess of cost estimated earnings                       266,873         185,119
                                                                    ============    ============

                  Total Current Liabilities                            5,262,030       3,665,492
                                                                    ============    ============

Long-Term Liabilities:
     Notes payable-long term                                             318,524         544,833
Obligations under capital lease                                          276,303         384,108
Convertible debentures                                                 1,500,000               0
                                                                    ============    ============

                  Total Long-Term Liabilities                          2,094,827         928,941
                                                                    ============    ============

                  Total Liabilities                                    7,356,857       4,594,433
                                                                    ============    ============

Stockholder's Equity:
     Series A convertible preferred
          stock 10,000,000 authorized none issued and outstanding              0       1,680,997
     Series B convertible preferred
          stock 4,400 authorized 3,500 issued and outstanding          2,789,589
     Common Stock, no par, 100,000,000 shares authorized:
          9,031,842 shares issued, 8,853,152 outstanding              10,986,944       8,555,176
     Common stock warrants                                                99,082          99,082
     Additional paid-in capital                                          462,073         462,073
     Retained earnings                                                (7,921,033)     (7,921,033)
     Current period profit (loss)                                      1,266,218
                                                                    ============    ============
                                                                       7,682,873       2,876,295
                                                                    ============    ============
     Less:  treasury stock 178,690 shares, at cost                      (668,017)       (668,017)
                                                                    ============    ============
Total Stockholders' Equity                                             7,014,856       2,208,278
                                                                    ============    ============
Total Liabilities and Stockholders' Equity                          $ 14,371,713    $  6,802,711
                                                                    ============    ============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months    Three Months    Nine Months     Nine Months
                                            Ended           Ended           Ended           Ended
                                            September 30,   September 30,   September 30,   September 30,
                                            1997            1996            1997            1996
Contract Revenues                           $  7,265,758    $  2,792,804    $ 20,362,396    $  9,158,640

Cost of Contract Revenues                      5,462,064       2,676,120      15,638,747       7,909,219
                                            ============    ============    ============    ============

Gross Profit                                   1,803,694         116,684       4,723,649       1,249,421

General and Administrative Expenses            1,153,688         509,010       3,191,547       1,638,387
                                            ============    ============    ============    ============

Profit from operations                           650,006        (392,326)      1,532,102        (388,966)

Other Income (Expense):
     Interest income                              22,855             428          45,602           6,088
     Interest expense                           (143,191)        (87,432)       (347,232)       (279,331)
     Other income                                 (1,243)             78           1,712          36,578
     Gain on disposal of assets                    7,559           8,000         181,937          37,082
                                            ============    ============    ============    ============
                                                (114,020)        (78,926)       (117,982)       (199,583)
                                            ============    ============    ============    ============
Net income before income taxes                   535,986        (471,251)      1,414,121        (588,549)
                                            ============    ============    ============    ============

Provision for tax benefit (expense)                    0               0             160               0
                                            ============    ============    ============    ============

Net income                                       535,986        (471,251)      1,414,281        (588,549)
                                            ============    ============    ============    ============

Preferred stock dividend                         (35,000)              0        (148,063)              0

Net income attributable to
     common stockholders                    $    500,986    $   (471,251)   $  1,266,218    $   (588,549)

Earnings per Share:
     Basic earnings per share               $       0.06    $      (0.08)   $       0.18    $      (0.10)
                                            ------------    ------------    ------------    ------------
     Fully diluted earnings per share       $       0.03    $      (0.08)   $       0.08    $      (0.10)
                                            ------------    ------------    ------------    ------------
Basic weighted average shares outstanding      8,530,197       6,059,639       7,134,717       6,059,639
                                            ------------    ------------    ------------    ------------

Fully diluted weighted average shares
     outstanding                              16,152,004       6,059,639      15,860,068       6,059,639
                                            ------------    ------------    ------------    ------------

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                              1997           1996
                                                                           -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                          1,266,218    ($  588,549)
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
              Depreciation and Amortization                                    723,660        527,325
              (Increase) decrease in contracts receivable                   (3,263,553)       114,540
              (Increase) decrease in subscriptions receivable                        0      2,373,500
              (Increase) decrease in inventory                                (621,686)             0
              (Increase) decrease in costs and estimated earnings in
                   excess of billings on uncompleted contracts              (1,655,735)      (219,219)
              (Increase)  decrease in prepaid expenses                        (108,840)       (62,263)
              (Increase) decrease in accrued interest receivable               (38,578)
              (Increase)  decrease in income tax refund                              0         26,000
              (Decrease) increase in accounts payable                           58,075       (276,342)
              (Decrease) increase in accrued expenses                          586,020       (798,707)
              (Decrease) increase in billings in excess of cost and
                   estimated earnings on uncompleted contracts                  81,754       (114,461)
         (Decrease) increase in accrued offering costs                         398,000              0
                                                                           ===========    ===========

                        Net cash provided (used) by operating activities    (2,574,665)       981,824
                                                                           ===========    ===========

Cash flows from investing activities:
(Purchase) sale of property and equipment                                   (1,062,427)      (120,569)
(Increase) decrease in deposits                                                (22,888)         2,896
(Increase) decrease in goodwill and other assets                            (1,559,111)        84,586
(Increase) decrease in deferred acquisition costs                              107,503              0
                                                                           ===========    ===========
                        Net cash provided (uses) by investing activities    (2,536,923)       (33,087)

Cash flows from financing activities:
(Repayment) increase of loans and other
liabilities payable                                                            138,575     (1,452,718)
Proceeds from private offering, net                                          5,040,360        507,417
(Repayment) proceeds from stockholder loan                                      (1,841)       108,939
                                                                           ===========    ===========

                        Net cash provided (used) by financing activities     5,177,094       (836,362)
                                                                           ===========    ===========

Net (decrease) increase in cash                                                 65,506        112,375

Cash, beginning of period                                                        3,972        (49,002)

Cash, end of period                                                             69,478         63,373
                                                                           ===========    ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                     For The Period Ended September 30, 1997

                                                                                                                Additional
                          Series A Preferred  Series B Preferred      Common Stock         Stock    Accumulated   Paid-In  Treasury
                           Shares     Amount    Shares   Amount     Shares     Amount     Warrants    Deficit     Capital    Stock
                           ------     ------    ------   ------     ------     ------     --------    -------     -------    -----
Stockholder's Equity,
  December 31 ,1996         1,972  $ 1,680,997   --           --   6,393,799 $ 8,555,176 $   99,082 $(7,921,033) $462,073 $(668,017)

Issuance of Series B
  convertible
  preferred stock            --           --    3,500    2,789,589      --          --         --          --        --        --

Issuance of preferred
  stock dividend             --           --     --           --      31,055      45,226       --       (45,226)     --        --

Net Income for the
  three month period
  ended March 31, 1997       --           --     --           --        --          --         --       430,069      --        --
Issuance  of shares in payment
  of note to Ray Tucker                                              115,833     202,708

Issuance of Preferred Stock Dividend                                  29,255      67,837                (67,837)

Net Income for Three Month Period
  Ended June 30, 1997                                                                                   448,225
                           ------  -----------  -----  ----------- --------- ----------- ---------- -----------  -------- ---------
Stockholder's Equity
June 30, 1997               1,972  $ 1,680,997  3,500  $ 2,789,589 6,569,942 $ 8,870,947 $   99,082 $(7,155,801) $462,073 $(668,017)
                           ======  ===========  =====  =========== ========= =========== ========== ===========  ======== =========


Conversion of 1972 shares
  of Series A, 9%
  convertible preferred
  stock to common stock    (1,972) $(1,680,997)                    2,126,463 $1,680,997

Issuance of preferred
  stock dividend                                                       6,747      35,000                (35,000)

Issuance of 150,000 shares
  for private placement
  effective August, 1997                                             150,000     400,000

Net Income for the three month
  period September 30, 1997                                                                         $   535,986
                           ------  -----------  -----  ----------- --------- ----------- ---------- -----------  -------- ---------
Stockholder's Equity
September  30, 1997          --           --    3,500  $ 2,789,589 8,853,152 $10,986,944 $   99,082 $(6,654,815) $462,073 $(668,017)
                           ======  ===========  =====  =========== ========= =========== ========== ===========  ======== =========

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Significant accounting policies:

         Basis of presentation:

         In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of its operations for the three months ended September 30, 1997. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

         The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

         In fiscal 1997 through September 30, 1997 the Company has granted a total of 779,500 options under the 1997 International FiberCom, Inc. Stock Option Plan to officers, directors and employees at prices ranging from $.9375 to $1.47 per share, which options are exercisable through May and July 2002. Further, the Company has granted 77,200 options under the 1994 Incentive Stock Option Plan to such parties in fiscal 1997 at a price of $1.4781 per share, which options are exercisable through April 2002.

         In fiscal 1997 through September 30, 1997 the Company has issued 486,666 warrants to third parties in connection with acquisitions and financings at exercise prices ranging from $.9375 to $3.00 per share, which warrants are exercisable during periods ending May 1998 through April 2002. Also, in August 1997, the Company granted 450,000 stock options to two officers exercisable at a price of $3.00 per share through August 2004. Such options become effective only upon the completion of two proposed acquisitions by the Company. With the closing of the acquisition of Compass, 168,750 of such options became effective in November 1997. In October 1997 the Company issued 67,000 warrants, which are exercisable at $7.20 per share through October 26, 1999, to the placement agent in connection with the private placement of 5.5% Convertible Subordinated Debetures and Series C Convertible Preferred Stock.

2.       Stockholders' Equity:

         During the quarter ended September 30, 1997, the Company issued 450,000 non-qualified stock option exerciseable at $3.00 per share, expiring in 2004.

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options with utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the quarter ended September 30, 1997. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the quarter ended September 30, 1997 would have been reduced to the proforma amounts presented below:

                                                    September 30, 1997
                                                    ------------------

         Net Income as reported                               $500,986
         Proforma                                             $185,986

         Net Income per share as reported                        $0.06
         Proforma                                                $0.02

3.       Concepts In Communications, Inc. Purchase

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

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Pro Forma and Unaudited)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                      Concepts       IFC/                         International
                                      In             Kleven           Pro Forma   FiberCom
                                      Communications Combined         Adjustments Consolidated
Contract Revenues                     $ 3,919,910    $ 2,792,804                  $ 6,712,714

Cost of Contract Revenues               2,715,728      2,676,120                  5,5,391,848
Indirect Costs of Contract Revenues       433,750                                     433,750
                                      ===========    ===========                  ===========

Gross Profit                              770,432        116,684                      887,116

General and Administrative Expenses       558,869        509,010        27,300(1)   1,095,179
Provision for doubtful accounts                 0              0                            0
                                      ===========    ===========                  ===========

Profits from Operations                   211,563       (392,326)                    ( 08,063)

Other Income (Expense):
     Interest Income                                         428                          428
     Interest expense                     (15,494)       (87,432)      (30,000)(3)   (132,926)
     Other Income                             581             78                          659
     Gain on disposal of assets                 0          8,000                        8,000
                                      ===========    ===========                  ===========
                                          (14,913)       (78,926)                    (123,839)
                                      ===========    ===========                  ===========

Net income before income taxes            196,650       (471,251)                    (331,902)
                                      ===========    ===========                  ===========


Provision for tax benefit (expense)       (68,959)             0        68,959(2)           0
                                      ===========    ===========                  ===========

Net income                                127,691       (471,251)                    (331,902)
                                      ===========    ===========                  ===========

Preferred stock dividend                        0              0       (35,000)(4)    (35,000)
                                      ===========    ===========                  ===========

Net income attributable to
     common stockholders                  127,691       (471,251)                    (366,902)
                                      ===========    ===========                  ===========


Earnings per share                                                                ($     0.06)
                                                                                  -----------

Weighted average shares outstanding                                                 6,059,639
                                                                                  -----------

(1) Amortize Goodwill
(2) Revise Income Tax Provision
(3) Interest on Convertible Debentures
(4) Preferred Stock Dividend

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Pro Forma and Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                      Concepts        IFC/                               International
                                      In              Kleven             Pro Forma       FiberCom
                                      Communications  Combined           Adjustments     Consolidated
Contract Revenues                     $ 10,557,781    $  9,158,640                       $ 19,716,421

Cost of Contract Revenues                7,052,557       7,909,219                         14,961,776
Indirect Costs of Contract Revenues      1,223,976               0                          1,223,976
                                      ============    ============                       ============

Gross Profit                             2,281,248       1,249,421                          3,530,669

General and Administrative Expenses      1,694,655       1,638,387          81,900(1)       3,414,942
Provision for doubtful accounts                  0               0                                  0
                                      ============    ============                       ============

Profits from Operations                    586,593        (388,966)                           115,727

Other Income (Expense):
     Interest Income                                         6,088                              6,088
     Interest expense                      (40,641)       (279,331)        (69,792)(3)       (389,764)
     Other Income                            5,121          36,578                             41,699
     Gain on disposal of assets                             37,082                             37,082
                                      ============    ============                       ============
                                           (35,520)       (199,583)                          (304,895)
                                      ============    ============                       ============

Net income before income taxes             551,073        (588,549)                          (189,168)
                                      ============    ============                       ============


Provision for tax benefit (expense)       (192,875)              0         192,875(2)               0
                                      ============    ============                       ============

Net income                                 358,745        (588,549)                          (189,168)
                                      ============    ============                       ============

Preferred stock dividend                         0               0        (148,063)(4)       (148,063)
                                      ============    ============                       ============

Net income attributable to
     common stockholders                   358,198        (588,549)                          (337,231)
                                      ============    ============                       ============
                                                                                         ------------

Earnings per share                                                                             ($0.06)
                                                                                         ------------

Weighted average shares outstanding                                                         6,059,639
                                                                                         ------------

(1) Amortize Goodwill
(2) Revise Income Tax Provision
(3) Interest on Convertible Debentures
(4) Preferred Stock Dividend

Item 6.

         The Company filed no Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERNATIONAL FIBERCOM, INC.




                                        BY /s/ Terry Beiriger
                                          --------------------------------------
                                               Terry Beiriger,
                                               Chief Financial Officer




DATED: November 14, 1997
                                       17