Form 10KSB
period 1997-12-31
INTERNATIONAL FIBERCOM INC
filed 1998-04-15
CIK 924632

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997           Commission File No. 1-9690

                                 ---------------

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

       Registrant's telephone number, including area code: (602) 941-1900

           Securities registered pursuant to Section 12(b) of the Act:

             Title of Class            Name of each exchange on which registered
             --------------            -----------------------------------------
       Common Stock, No Par Value           Boston Stock Exchange, Inc. and
                                           Philadelphia Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act : None

                                -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES   X     NO
                                 -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this Form.___

               Issuer's revenues for its fiscal year: $36,325,146

As of March 31, 1998, the number of shares of Common Stock outstanding was 17,209,967 and the aggregate market value of the Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was approximately $78,352,488.


Exhibit Index............................................................Page 27
================================================================================

                                     PART I

ITEM 1. BUSINESS.

         International FiberCom, Inc., (the "Company") offers diversified services and products to the telecommunications, cable television ("CATV") and other industries. The Company provides installation, construction, consulting, design, engineering and systems integration services to the owners of broadband, fiber-optic networks. The Company also sells and distributes new and used telecommunications equipment, including digital computer boards widely used in the nation's telephone systems, to telecommunications companies and hardware resellers, Regional Bell Operating Companies ("RBOCS") and other Fortune 500 companies.

         The Company's strategy is to be a one-stop solution for the telecommunications marketplace, offering a wide range of engineering, consulting and maintenance services for broadband, fiber-optic networks with local area network ("LAN") and wide area network ("WAN").

         In 1997 the Company implemented this strategy through acquisitions of businesses that complemented and enhanced its services, products and customer base. At the beginning of 1997 the Company had one operating subsidiary, Kleven Communications, Inc. ("Kleven"), a Phoenix-based company specializing in the design, installation and maintenance of fiber-optic and other cable services for the telecommunication and CATV industries. During 1997 the Company completed three strategic acquisitions that resulted in a significant increase in its revenues and net income.

         Effective January 1997 the Company acquired Concepts in Communication, Inc. ("Concepts") for total consideration of $4.6 million in cash and 115,833 restricted shares of Common Stock valued at $200,000. Concepts is a Nashville-based company specializing in systems integration services, including design, engineering, installation and maintenance of structured cable systems, network hardware and software, workstation peripherals and intercommunications systems, primarily within commercial, industrial and government facilities.

         Effective October 1997 the Company acquired the assets and business of Southern Communications Products, Inc. ("Southern") for total consideration of $21.4 million, consisting of $12 million in cash, 2,231,661 restricted shares of Common Stock valued at $6.2 million and a $3.2 million promissory note. Southern purchases, sells and deals in new and used telecommunications equipment utilized in the digital access, switching and transport systems of telecommunication service providers on a nationwide basis. Also effective October 1997, the Company acquired Compass Communications, Inc. ("Compass") for total consideration approximately of $2.0 million consisting of 470,588 shares of Common Stock. Compass is an Atlanta-based company specializing in video, voice and data network development using state of the art, fiber-optic distribution platforms. In 1997 the Company operated in Arizona, California, Tennessee, Florida and Georgia.

         Effective April 1998 the Company purchased the assets of Riley Underground Communications, Inc. ("Riley") for cash and restricted shares of Common Stock. Riley, which is based in California, builds and maintains broadbased fiber-optic and other networks for major cable, telephone and other telecommunications companies. The purchase agreement provides for a price of up to $2.5 million, payable in an initial installment based upon a percentage of the current book value of Riley, with additional installments computed on a percentage of Riley's pretax earnings over the next three years. Payments may be in cash or, at the Company's election, up to 50% in restricted shares of the Company's Common Stock.

Overview of Markets and Industries

         The Telecommunications/CATV Industries. Through the application of fiber-optic technology, the telecommunications and CATV industries plan to deliver interactive voice, data and video services to consumers over a network of fiber-optic cable systems which has been called the "information superhighway." Telecommunications and CATV companies are moving to provide services which are expected to dramatically change basic functions of telephones and CATV in the home as well as in business. Such planned services include basic telephone, video conferencing, movies-on-demand, pay-per-view events, concerts, interactive shopping and billing, games, classes, and high speed Internet access.

         Fiber-optics. The capabilities of fiber-optic cable based systems, along with computers, digitized data transmission and sophisticated television set-top boxes, will make these services possible. Fiber-optic technology is based upon the transmission of laser light through transparent fibers of glass or plastic. One strand of fiber is approximately 125 microns in diameter, which is thinner than a human hair. Optical fibers can carry laser light over distances ranging from a few inches to more than 100 miles with little signal strength loss (1% over 78 miles). Optical fibers can be used individually or in bundles with over 100 fiber strands bundled into a cable similar to standard copper telephone cables. A one-half inch cable can carry up to 130 fiber strands, although most cables used are not this large. Most of the cables currently used hold about 20 strands, which can simultaneously provide 500-channel TV, telephone calls and high speed data transmission.

         Optical fibers are composed of a pure core of glass or plastic surrounded by a covering called a cladding. In fiber-optic communication systems, special lasers transmit binary messages by flashing on and off at extremely high speeds. The messages then travel through the optical fibers to interpreting devices which convert the binary signals back into the form of the original signal. Fiber-optic communication systems have a number of features which make them superior to systems using traditional copper cables. Fiber-optic cables have little or no signal attenuation, much longer cable run distances, less susceptibility to noise and no susceptibility to transient voltages or impulses, such as lightning strikes. Further, a fiber-optic cable can transmit data at speeds of 40 billion bits per second compared with 1.5 million bits per second for copper cables.

         Demand for Fiber-Optics. The demand for services requiring the transmission of voice, video and vast amounts of data at high speeds is driving the construction of high speed, high volume networks. These parallel and interconnected networks have been called the "information superhighway." Fiber-optics has become not only a viable alternative to copper wiring, but also a necessity for any system being designed to handle future data traffic. The National Cable Television Association has noted the necessity of rebuilding the nation's cable systems with fiber-optic cable.

Major companies such as Bell Atlantic Corp., MCI Communications Corp. ("MCI"), TeleCommunications, Inc. ("TCI") and Cox have announced capital expenditure programs to upgrade their networks for the information superhighway, including installation of fiber-optic cable. These and other companies also need to replace much of the existing coaxial cable with state-of-the-art fiber-optics, including other upgrades, in order to remain competitive.

         The Company believes it is well positioned to help service the expected demand from these capital expenditure plans. The Company's future growth and success is dependent in large part upon continued investment by its customers in telecommunications plant and equipment. The customers may, however, postpone, delay or cancel their expansion and expenditure plans for a myriad of reasons, over which the Company and its management have no control.

         The Systems Integration Industry. In a relatively short period, computer networks have evolved from simple connections between desktop workstations to complex links between multiple computer servers, work stations, main frame computers and peripheral devices connecting buildings, campuses and even cities. The shift from a computer room housing many computers and main frames to personal computer based networks has changed the emphasis from main frame to personal computers configured in complicated network systems, including LANs and multi-locational WANs. The source of an organization's informational productivity is now the network rather than the computer with its ability to process multiple tasks simultaneously and transport information wherever it is needed.

         Systems integration is the design, installation and maintenance of these complicated LANs and multi-locational WANs. The backbone of any LAN or WAN is cable, network hardware and software and the related data delivery system rather than the computers connected to the system. This backbone is referred to in the industry as a "structured cabling system." Such systems are designed to be adaptable and provide sufficient capacity for multiple applications, including both voice and data transmission.

         Over the past five years there has been an increasing demand from tenants in the market for commercial office space and from government entities for advanced telecommunications and computer cabling. A primary concern for such tenants and government entities is usually that a structured cable system be in place prior to or as a condition to occupancy. Because of the flexibility of such a system, neither the landlord nor the prospective tenant need worry about the ability of the system to adapt to the tenants' needs and requirements thus reducing the worry of system obsolescence. For these reasons, a large majority of all new office buildings are expected to be built with a structured cabling system in place and, as older office buildings are refurbished, structured cabling systems will take the place of older communications systems.

Services and Products of the Company

Fiber Optic Cable and CATV Services

         The Company acquired Kleven in August 1994. Kleven designs, installs and maintains fiber- optic based networks for the telecommunications and CATV market. Jerry A. Kleven, the president of Kleven entered into a five-year employment agreement at the time of the purchase. Kleven has served the telecommunications and cable industries since 1977, when it began installing CATV networks in California. In 1980 Kleven commenced CATV work in Arizona and began to install fiber-optic cable in 1982.

         In the 1980s Kleven added aerial capabilities, as well as cable-splicing and other expertise. As a result of its underground and aerial capabilities, Kleven has been able to expand its base of business with telephone companies such as US West and CATV companies such as Cox. In connection with its telephone services, Kleven installs and maintains underground cable and conduit, aerial lines, manholes and telephone equipment for US West in Arizona.

         Kleven installs new fiber-optic systems and retrofits existing systems. In its retrofit service, Kleven upgrades existing cable, installs new equipment and generally upgrades the existing system to meet future demands. Retrofit and CATV installation work generally provides a higher profit margin than other utility installations, such as water, sewer and irrigation systems, because of the specialized skill and care involved in such work. Kleven is now a full service organization, providing underground systems and aerial cable installations serving the telephone and CATV industries and municipal governments and public and private utilities throughout Arizona. Customers of Kleven include, or have included, Cox, the City of Phoenix and US West.

         The Company acquired Riley in April 1998. Riley, which is based in California, was founded in 1989 and performs the same general services for its customers that Kleven does. Riley's revenues in 1997 were approximately $4.0 million. Its customers include TCI and Comcast, Inc.

Systems Integration Services and Products

         The Company acquired Concepts effective January 1997. In connection with the acquisition, Concepts entered into two-year employment agreements with six key employees. Concepts was formed in 1983 with the divesture of the Bell Systems. Concepts initially planned to subcontract work from South Central Bell, AT&T and other major corporations, such as IBM and BCE. By 1986, its plan had shifted to marketing system integration services directly to major end users in Tennessee and surrounding states. This shift in strategy brought it growth, while many of its competitors continued to provide only subcontracting services. The capabilities of Concepts increased as opportunities arose and Concepts eventually established itself as a leader in the design and installation of structured cable systems in Tennessee.

         In 1990, Concepts expanded its market focus to become a full service system integrator offering LAN/WAN hardware, network operating systems, file servers and workstations in addition to structured cable design and installation. Its past customer relationships allowed Concepts to transition to this expanded, full service role. Representative customers of Concepts include, or have included, the State of Tennessee, Nissan Motor Co., Nike Corp., Auto-zone and Columbia/HCA Healthcare Corp.

Network Design and Engineering

         The Company acquired Compass effective October 1997. Compass, formed in February 1994, is a consulting and engineering firm specializing in the design of major broadband, fiber-optic networks. In connection with the acquisition, the Company caused its Compass subsidiary to enter in to three-year employment agreements with six key employees. Compass designs hybrid fiber-optic/coaxial cable broadband distribution networks for CATV and telephone companies using computer automated design and geographic information software. Such systems provide video, voice, data and information services and are essentially the same type of systems that Kleven builds for its customers.

         Compass also offers "land based development," a service in which Compass maps, verifies and documents existing network installations. This service frequently requires conversion of existing documentation into a data based oriented system using geographic information software. These platforms allow network operators an efficient and effective way to relate customer base, demographics and existing networks and equipment in a single system. For new or planned networks, Compass also offers field inventory planning and project support, an arduous, pre-engineering effort of collecting and recording all of the information necessary to plan, design, market and manage a broadband network capable of delivering a wide range of interactive services. Compass also provides other services, including construction oversight, existing network evaluation, broadband system design, network plant testing and training. Representative customers of Compass include, or have included, US West, Time Warner, Motorola, Media One and Australia's Optus Vision.

Telecommunications Products

         The Company purchased Southern effective October 1997. In connection with the acquisition, the Company caused its Southern subsidiary to enter into three-year employment agreements with seven key employees.

         Southern was founded in 1986 and originally focused on recycling computer circuit boards purchased primarily from Bell South. It soon became apparent that the market for these used, but operable, circuit boards was far more lucrative than solely the recovery of precious metals from them. The telecommunications market for used circuit boards and other products was growing because of the increasing demand for telecommunications services. Southern, along with its competitors, helped to develop and supply the market for used digital access, switching and transport systems to telephone companies on a nationwide basis. Southern has concentrated on trading in used and new plug-in computer boards and other products, selling to and buying from most of the major telecommunications companies and suppliers in order to help meet this demand. Digital access systems are line systems between a telephone company's central office and each customer. A switching system effects call connection and routing. A transport system includes products that carry signals throughout the network.

         Southern purchases equipment from most of the domestic telephone companies and equipment manufacturers, including AT&T, Lucent Technologies, Nortel, Tellabs, DSC, Alcatel, Fujitsu and ADC. Much of this equipment is purchased used and Southern will on occasion acquire an entire central office installation that is being dismantled and replaced. In addition, Southern purchases spare parts or technically outdated inventory, both new and used, in bulk from telephone companies and equipment manufacturers. Southern sells over 150 types of equipment with unit prices from approximately $10 to $20,000. These products enable providers, such as local exchanges, long distance and cellular telecommunications companies to offer data, voice and other services to their subscribers.

         In 1998 Southern plans to offer entire systems, fully loaded with appropriate technology and wired for immediate installation. It believes that these systems will allow a higher margin than for switches sold individually.

         Southern usually prices its computer boards and other products well below that of comparable new technology. Frequently these used products have only relatively small differences in performance compared to a new product. Southern has developed the ability to locate and acquire products that have been discontinued by manufacturers at a reasonable cost. It maintains an extensive inventory of products and is able to ship products to its customers on an overnight basis in most cases. Southern maintains an ISO 9000 quality control certification, an industry standard, and uses its proprietary inventory software system to track detailed information on product by type of item, sales, prices quoted and other relevant market information. Southern's customers include, or have included, Bell Atlantic, Ameritech, Bell South, US West, Lucent Technologies, AT&T, Telcor and Diversitech.

Customers

         While each of the Company's subsidiaries operates in a different niche in the telecommunications industry, the subsidiaries have a number of customers in common. Major customers of the Company in 1997 included Cox, with 18% of total revenues, US West/Media One with 11%, and Gambro HealthCare with 5%. No other customer of the Company accounted for 5% or more of total revenues in 1997.

Contracts

         Under its typical CATV installation contract Kleven supplies the expertise, equipment and labor and the customer supplies nearly all materials, such as the fiber-optic cable and conduit. The work is generally performed under fixed unit price contracts. Kleven usually receives payment on its contracts within 30 to 45 days of invoicing and, accordingly, must finance receivables and work-in-progress during that period. Under its typical installation contracts, Concepts supplies the expertise, equipment, labor and sometimes the materials and required hardware. Concepts' work is usually performed under fixed price contracts.

         Compass performs its work under a variety of contract, purchase orders, standing relationships and working arrangements. Compass has entered into indefinite master contracts with major systems operators for the services specified in such contracts. Specific projects are undertaken under these contracts in response to purchase orders, change orders, revised standards and work orders. Compass also performs services for certain long-standing clients under work orders without governing master contracts. In all cases, contracts and work orders are terminable at will, and are expandable at will, by the customer consistent with its network needs. Compass has also entered into standing so-called "strategic alliances" with equipment vendors under which it is either recommended or specified to equipment customers as the system design vendor.

Competition

         The market for the products and services that the Company offers is highly competitive. The Company believes that the factors for its success include quality, technical capability, reliability, price, promptness of performance and warranty protection. There are numerous regional and local firms that currently compete, or are capable of competing with the Company. Most of the Company's competitor's have greater financial, human and other resources than the Company.

         While Kleven competes primarily against regional firms, some of its competitors have a national presence. Its competitors include Fischel Companies, Burnup & Sims, Inc. and Henkel & McCoy. Nearly all of Kleven's business is subject to a competitive bid process.

         Concepts competes on a regional basis with Pomeroy Computer Resources, Anixter International and Unisys. The principal competitors of Compass are a number of local or regional entities.

         Southern has five major competitors in the United States: CTDI, Hightech Products, Diversitech, World Access and Telmar Distributing Co. Several of these competitors are larger and have greater resources than Southern.

Licenses

         Kleven, through one of its officers, holds licenses in certain jurisdictions requiring general and specialty contractor licenses. Kleven is licensed and/or certified in Arizona. Concepts, through certain of its officers/employees, maintains licenses in certain jurisdictions requiring general and specialty contractor licenses, including Tennessee and Alabama.

         The services performed on behalf of clients by Compass do not usually require any special licenses or formal designer certification. However, Compass is registered in the State of Georgia to provide engineering services. Compass also employs a licensed Georgia Professional Engineer who has public health and safety compliance responsibilities for all of its design operations. Several Compass offices hold contractor licenses in various states.

Insurance and Bonds

         Kleven maintains liability insurance for claims arising from its business. The policy has a limit of $10.0 million in the aggregate and insures against both property damage and personal injury. The policy is written on an "occurrence" basis, which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are sometimes purchased for individual projects when required contractually. Kleven has performance and payment bonding capability of $10.0 million.

         Concepts maintains liability insurance for claims arising from its business. The policy has a limit of $4.0 million in the aggregate and insures both property damage and personal injury. The policy is written on an "occurrence" basis, which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Concepts has performance and payment bond capability of $2.0 million.

         Bonding is not usually required to perform the contract services provided in Compass' operations. Compass is not normally required to post bonds by customers or by any government agencies. Compass maintains general liability coverage with a policy limit of $1.0 million and with excess umbrella coverage at a limit of $5.0 million. Southern carries a general liability policy with a limit of $2.0 million and a products liability insurance with a limit of $1.0 million.

Backlog Orders and Work-in-Progress

         The Company had a backlog of approximately $7.3 million, on a work in process basis, as of December 31, 1997. All such work orders are expected to be completed by June 1998.

Suppliers

         The Company does not depend upon any single supplier. Because it has multiple sources of supply, the Company has not experienced difficulties in obtaining adequate sources of supply and adequate alternatives to satisfy its customers. The Company does not have formal purchase contracts for its supplies, but instead generally purchases such items under individual purchase orders.

Employees

         As of December 31, 1997 the Company had approximately 475 full-time employees, including six executive officers at the Company or subsidiary level, and 65 engineers and technicians.

Warranties

         Kleven provides a warranty of its workmanship for periods from one to two years, depending on the requirements of its customers. Concepts provides a warranty of its workmanship for a period of one to five years, depending on customers' requirements.

         While most of the equipment Southern sells is under warranty from the original manufacturer, competition requires Southern to provide its own warranty of one-year on all equipment sold to telephone companies and six-months on equipment sold to resellers. Southern identifies equipment it has sold by bar code warranty labels.

         Compass has no written warranties covering any of its work. In practice, however, Compass warrants its design services to be free from error, intra-network incompatibility or design defect indefinitely. From a practical standpoint, its warranty responsibility is usually met upon completion of construction and testing of the network to which its designs apply.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company owns an office building of approximately 9,600 square feet located at 3615 South 28th Street, in Phoenix. Concepts does not own any real property.

         Southern operates its business from an office/warehouse building of approximately 28,000 square feet including 24,000 square feet of office space. The building is located on approximately 3.4 acres of land. In addition, Southern owns a warehouse consisting of approximately 33,000 square feet located on five acres of land approximately eight miles from Southern's office/warehouse.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved as a party to any legal proceeding other than various claims and lawsuits arising in the normal course of its business none of which, in the opinion of the Company's management, are individually or collectively material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this Form 10-KSB Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed on the Nasdaq SmallCap Market, the Boston Stock Exchange ("BSE") and the Philadelphia Stock Exchange ("PHLX"). The following table sets forth, for the fiscal periods shown, representative closing prices in dollars per share as reported by Nasdaq.


Year Ended December 31, 1996                           Low          High
----------------------------                           ---          ----

         First Quarter                              $   1.13      $   2.25
         Second Quarter                                  .88          2.00
         Third Quarter                                   .77          1.88
         Fourth Quarter                                  .94          1.38

Year Ended December 31, 1997
----------------------------

         First Quarter                              $    .94      $   1.88
         Second Quarter                                 1.41          2.44
         Third Quarter                                  2.28          5.41
         Fourth Quarter                                 4.41          7.91

         The number of beneficial holders of the Common Stock of the Company as of the close of business on December 31, 1997 was approximately 1,400.

Dividend Policy

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The Company may pay dividends on the outstanding shares of Series B Convertible Preferred Stock (the "Series B Preferred") and Series C Convertible Preferred Stock (the "Series C Preferred") in cash or shares of Common Stock, at its option. The Company has paid all such dividends in shares of Common Stock. The Company has not declared or paid cash dividends on its Common Stock and does not anticipate that it will pay such dividends in the fore seeable future. Rather, the Company intends to apply any earnings to the expansion and development of its business. Any payment of future dividends on the Common Stock and the amount thereof will be determined by the Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and cash requirements, and any other factors the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         International FiberCom, Inc., (the "Company") offers diversified services and products to the telecommunications, cable television ("CATV") and other industries. The Company provides installation, construction, consulting, design, engineering and systems integration services to the owners of broadband, fiber-optic networks. The Company also sells and distributes new and used telecommunications equipment, including digital computer boards widely used in the nation's telephone systems, to telecommunications companies and hardware resellers, Regional Bell Operating Companies ("RBOCS") and other Fortune 500 companies.

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

Results of Operations

         The comparability of the historical operating results for 1997 and 1996 was significantly impacted by the acquisitions of Concepts and Southern, as explained in the Unaudited Pro Forma Condensed Consolidated Statements of Operations information contained in the Consolidated Financial Statements that are a part of this Report. Therefore, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for these periods includes tables setting forth the pro forma results of operations for 1997 and 1996 that assume the Company owned Concepts and Southern for all of 1997 and 1996, when in fact, the Company completed the acquisitions in January and October of 1997, respectively.

         The following selected financial information is derived from the Financial Statements of the Company which have been audited by Semple & Cooper, independent accountants, for the years ended December 31, 1996 and 1997. Such selected financial information should be read in conjunction with the Company's financial statements and related notes set forth in Item 7 herein.

                         Selected Financial Information

                                                           Years Ended December 31
                                   --------------------------------------------------------------------
                                                                                Unaudited
                                                  Actual                        Pro Forma
                                       ----------------------------    ----------------------------
                                           1997            1996            1997            1996
                                           ----            ----            ----            ----

Revenues                               $ 36,325,146    $ 19,195,069    $ 44,811,995    $ 49,187,495

Cost of Revenues                         25,905,137      15,833,378      28,660,922      30,927,599

Gross Profit                             10,420,009       3,361,691      16,151,073      18,259,896

General and Administrative Expenses       8,574,173       4,484,600      10,456,029       9,872,922

Goodwill Impairment                             -0-       2,677,490             -0-       2,677,490

Other Income (Expense)                       79,143         115,815        (107,116)       (270,118)

Benefit (Provision) for Income Taxes        346,319        (135,457)     (1,476,461)     (2,175,750)

Discontinued Operations Gain (Loss)          33,187         (68,577)         33,187         (68,577)

Net Income (Loss)                      $  2,304,485    $ (3,888,618)   $  4,144,654    $  3,195,039

1997 Compared to 1996 (See "Selected Financial Information" Table above.)

Actual Results of Operations
----------------------------

         The Company's revenue increased 89% in 1997, attributable primarily to the acquisition activity. Because the Company's operating statements were so dramatically affected by these acquisitions, results of operations are analyzed only on a pro-forma basis, where new subsidiaries are reflected as if their operating results had been included in the Company's results for all of the periods presented.

Pro Forma
---------

         The pro forma  results of  operations  assume  that the  Company  owned
Southern and Concepts for all of 1996 and 1997, and include pro forma adjustments for amortization of goodwill, adjustment of interest expenses and revision of the benefit for income taxes to make the periods comparable.

         Revenues. Consolidated revenues of the Company declined $4,375,500 to $44,811,995 in 1997 from $49,187,495 in 1996, a 9% decrease. The major reason for the overall decrease was Southern's loss in 1997 of its sole source supply contract with Southern Bell, which caused Southern's revenue to decrease $5,041,203 from 1996 to 1997. The Kleven and Concepts subsidiaries showed modest revenue growth from 1996 to 1997, increasing a total of $935,924. The revenues of Compass decreased slightly over the comparable periods.

         Gross Profit. The Company had a consolidated gross profit of $16,151,073 for 1997 compared with a gross profit of $18,259,896 in 1996, a decrease of $2,108,283, or 12%. Of this decrease, $3,889,304 is attributable to Southern, which is primarily due to the loss of its contract as a sole supplier to Southern Bell. Kleven's gross profit increased markedly over 1996, rising $2,110,387, or 273%. This was primarily due to better job cost management, field productivity and pricing. Increased competitive pricing pressure caused the gross profit of Compass to decline by approximately $678,369 from 1996 to 1997, a decrease of 26%. Gross profit of Concepts grew slightly, $342,962, or 9%, which was in proportion with its revenue increase. Its margins in 1997 remained about the same as in 1996.

         General and Administrative Expenses. The Company's general and administrative expenses increased from $9,872,922 in 1996 to $10,456,029 in 1997. This increase was due primarily to pooling costs, expensed in the merger of Compass, increases in compensation given to certain key managers in new subsidiaries and the increases in administrative and accounting expense costs associated with public reporting requirements.

         Goodwill Impairment. The Company determined to write-off in 1996 the remaining goodwill from its purchase of Kleven as a one-time, non-cash charge because of the operating losses Kleven incurred in 1995 and 1996. The Company had been amortizing this goodwill at the rate of $120,000 per year.

         Net Income. The pro forma consolidated net income in 1997 was $4,144,654 compared with 3,195,039 in 1996. This 30% increase is primarily due to the lower effective provision for federal and state income tax in 1997. Book taxes in 1997 reflect the utilization of net operating loss carryovers of the parent company, reducing the effective provision rate to 26% in 1997 as compared with a 40% tax rate reflected in the 1996 pro-forma results.

Liquidity and Capital Resources

         Operations. The Company has historically financed its operations through operating cash flow, lines of credit and debt and equity offerings. The Company's liquidity is impacted, to a large degree, by the nature of billing provisions under its contracts. Generally, in the early periods of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and profits.

         In 1997, the Company generated approximately $236,000 of cash from operations. The positive cash flow from operations in 1997 arose from the consolidated net income from operations of approximately $2.3 million in addition to non-cash expenditures of approximately $1.6 million for depreciation and amortization. These positive cash flows were used to fund an increase in accounts receivable of approximately $1.4 million, additional inventory of approximately $500,000, net costs in excess of billings of approximately $900,000, accrued expenses and trade accounts payable of approximately $235,000, and to pay accumulated dividends and other expenses of approximately $665,000. The positive cash flow of $236,000 from operations in 1997 compares to a negative cash flow from operations of approximately $1,276,000 in 1996.

         Investing Activities. For the year ended December 31, 1997 the Company used approximately $12.1 million in investing activities. These were comprised the Company's purchase of fixed assets of approximately $526,000, payment for a business acquisition of $12.0 million, and payment of related acquisition costs of $285,000. These were offset by proceeds from the sale of fixed assets of approximately $355,000 and cash acquired in an acquisition of $363,000. In 1996 the Company's investing activities consisted of the acquisition of $723,000 of equipment.

         Financing Activities. In 1997 the Company's financing activities generated cash of approximately $14.8 million. In addition, the Company received approximately $14.2 million, net of costs, from the sale of Common Stock, and approximately $4.4 million, net of costs, from the sale of Series B Preferred and Series C Preferred. The Company used approximately $3.7 million to reduce net dept and capital lease obligations. In 1996 the Company generated approximately $2.0 million from financing activities, which arose primarily from the sale of equity.

         The acquisition of Concepts for $4.8 million was financed through the sale of $1.5 million of 8% Convertible Subordinated Debentures and $3.5 million of Series B Preferred. The Debentures were subsequently converted into 720,000 shares of common stock.

         The Company issued 470,588 restricted shares of Common Stock in connection with its acquisition of Compass under a pooling of interests effective October 1997. The purchase of Southern effective October 1, 1997 required the issuance of approximately 5,081,661 restricted shares of Common Stock. Of these shares, 2,231,661 shares were issued directly to the seller of Southern with the balance of 2,850,000 shares sold in private placement to provide capital. Of these shares, 2,700,000 shares were issued subject to an agreement under which the stock may be repurchased by the Company at prices ranging from $5.25 to $6.00 per share, subject to certain conditions. The Company repurchased 25,000 shares at a price of $6.00 per share during the first quarter of 1998 under this repurchase right.

         Under the stock purchase agreement the investors were entitled to additional shares based upon a formula relating to the market price of the Company's Common Stock during three repricing periods beginning on the effective date of the Company's registration statement on February 12, 1998 covering the shares and ending 60 days later. The Company estimates that it may issue approximately 360,000 additional shares of Common Stock under this repricing formula.

         In October 1997 the Company sold 1,000 shares of Series C Preferred for $1,000,000 and issued $1,000,000 of 5.5% Convertible Subordinated Debentures.

         As of December 31, 1997, the Company has two revolving lines of credit totaling approximately $1.7 million, with an available balance of approximately $600,000. The Company believes that with its current working capital, funds generated through its operations and the available credit balance on its lines of credit it will have sufficient working capital to address the anticipated growth of demand and markets for its products and services for the next 12 to 18 months. The Company may, however, seek to obtain additional capital through an expanded working capital line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services.

Inflation and Seasonality

         The Company does not believe that it is significantly impacted by inflation. The Company's operations are not seasonal in nature.

Forward-looking Information

         This Report contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include the following: the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to, collect accounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; competition and competitive pressures on pricing; and economic conditions in the United States and in the region served by the Company.

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements and schedules are included herewith commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         The following sets forth certain information with respect to directors and executive officers of the Company with the year in which each director's term expires in parentheses.


         Name               Age          Position with Company and Tenure
----------------------     -----    --------------------------------------------
Joseph P. Kealy             47      Chairman of the Board of Directors, Director
                                    since 1990 and President since 1993.  (1998)

Jerry A. Kleven             43      Director since 1995.  (1998)

John F. Kealy               52      Director since 1990. (1998)

Richard J. Seminoff         49      Director since 1995.  (1998)

Terry W. Beiriger           46      Principal Financial Officer since 1990,
                                    Secretary since 1995 and Treasurer since
                                    1996.

V. Thompson Brown, Jr.      34      Director since 1997. (1998)

Douglas N. Kimball          43      Chief Operating Officer since 1998.

------------------

         Directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified or until their prior resignation. The terms of the executive officers are continuous, subject to the authority of the Board.

         Joseph P. Kealy is the Chairman and President of the Company and he has served in these capacities since May 1994 and 1987, respectively. He has been a director of the Company since September 1990. Mr. Kealy was president of International Environmental Corporation ("IEC"), a former wholly-owned subsidiary of the Company, from its inception in 1987 until his resignation in March 1995 in connection with the sale of IEC. Mr. Kealy has been involved in the construction business for 26 years in both field and management capacities. For 16 years prior to joining the Company Mr. Kealy was the Arizona manager for a construction company. He attended college in Hastings, Nebraska and at Northern Arizona University.

         Jerry A. Kleven is the President of Kleven. He has been involved in the underground construction industry since 1971. Mr. Kleven is a member of various underground construction organizations in the United States, including the National Underground Contracting Association. He has worked in all phases of Kleven's business, including systems analysis, construction methodology and final estimate pricing.

         John F. Kealy has been a director of the Company since September 1990. Mr. Kealy was the Executive Vice President and Secretary of the Company until March 1995 when he resigned in connection with his acquisition of IEC in January 1995. He served as Chairman of the Company from September 1990 to May 1994. John
F. Kealy formed IEC with his brother, Joseph P. Kealy, in 1987. Mr. Kealy has been involved in the construction business for 29 years in both field and management capacities. He became a construction manager in 1967 and ran construction company offices in Hastings, Nebraska, Farmington, New Mexico and Phoenix Arizona from 1974 to 1989. Mr. Kealy attended Notre Dame University and graduated from Arizona State University in 1967 with a Bachelor of Science in Construction Management.

         Richard J. Seminoff has been a Vice President at Semco Enterprises, Inc., which is in the metal processing business, since May 1995. From April 1991 to April 1995, he has served as president of Amos, Lovitt, Touche & Seminoff, an insurance agency in Phoenix, Arizona, since April 1, 1991. From 1979 to March 1991, he was employed by the Lasher Cowie Insurance Agency, Inc. ("Lasher-Cowie") one of the largest regional insurance agencies headquartered in Phoenix, Arizona and he was the president of such agency from 1984 to March 1991. Lasher-Cowie became a part of Hilb, Rogal and Hamilton Company, a publicly owned company. Mr. Seminoff resigned as president of this agency in March 1991.

         Terry W. Beiriger is the principal financial officer, controller, Treasurer and Secretary of the Company. Mr. Beiriger has served as the principal financial officer and controller of the Company since September 1990, as Treasurer since July 1996 and as secretary since March 1995. He became involved in the construction business in 1979 when he joined Kealy Construction Company, which was owned by Joseph P. Kealy and John F. Kealy, as its controller. From 1974 to 1979, he was employed as a U.S. Internal Revenue Service agent specializing in the audits of medium-sized corporations. Mr. Beiriger graduated from Hastings College in Nebraska in 1974 with a Bachelor of Science in Business Administration.

         V. Thompson Brown, Jr. joined Concepts in 1986 and is its President. From November 1987 until he became president of Concepts subsidiary in 1997 Mr. Brown had been the Operations Manager for Concepts. In that capacity he was responsible for project administration, materials management and bid and sales supervision. Mr. Brown graduated from Vanderbilt University with a Bachelor of Science in Engineering in 1984.

         Douglas N. Kimball, CPA joined the Company in late 1997 and became its Chief Operating Officer in early 1998. From 1995 until joining the Company he held various executive officer positions at American Environmental Network, Inc., most recently as the Vice President, Operations. Prior to that he was a self-employed consultant in the Metro-NY area. From 1987-1989 he served as the Treasurer, Vice President Finance and Chief Financial Officer of Mayor's Jewelers, Inc. in Coral Gables, Florida. Mr. Kimball has also served as the Executive Vice President and as a director of American Trade and Finance Corp., a Boston based venture firm; as the Vice President, Finance, Secretary and Treasurer of Enseco Incorporated, a public environmental company; and as an audit manager for the Boston Office of Touche Ross & Co. Mr. Kimball graduated with a liberal arts degree from Dartmouth College in 1976 and earned as MS in accounting from Northeastern University in 1978.

         Directors currently receive no cash compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to directors in connection with attendance at meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

         During the last year Messrs. Beiriger, Brown, Kleven and John Kealy each failed to file one report on Form 4 in a timely fashion, each of which should have contained disclosure regarding one transaction. All of such transactions have subsequently been reported on Form 5.

ITEM 10. EXECUTIVE COMPENSATION

                                                          Long Term
                                                         Compensation
                                                            Awards
                                                            ------
                                          Annual          Securities
Name and Principal                     Compensation/      Underlying          All Other
Positions                     Year    Salary & Bonus     Options(#)(4)     Compensation (3)
-------------------------    ------   --------------     ------------     ----------------

Joseph P. Kealy               1997       $146,680           740,000           $9,600
President and Chairman of
the Board                     1996        117,092           165,000            9,600

                              1995         96,936                              9,600

Terry W. Beiriger             1997         76,997           170,000            9,600
Principal Financial
Officer,  Secretary and       1996         75,154            65,000            9,600
Treasurer
                              1995         71,922                              9,600

Jerry A. Kleven               1997        146,060           120,000           10,000
Executive Vice President
and Director                  1996        150,000            70,000           10,000

                              1995        150,000                             10,000

V. Thompson Brown, Jr.        1997        190,879(2)         70,000
Director
                              1996         78,843

                              1995         75,158

(1) In August 1994 the Company entered in to a five-year employment agreements with Joseph P. Kealy, Jerry A. Kleven and Terry W. Beiriger providing for an annual base salary of $150,000 for Messrs. Kealy and Kleven and, as subsequently amended, $80,000 for Mr.
         Beiriger.

(2) Of the total compensation payed to Mr. Brown during 1997, $70,000 is attributable to forgiveness of a loan made by Concepts to Mr. Brown prior to the Company's acquisition of Concepts.

(3) The amounts set forth in this column are the automobile allowances received by the persons in the table under the respective employment agreements.

(4) The exercise prices of all stock options granted were at least equal to the fair market values of the Company's Common Stock on the dates of the agreement.

Stock Option and Restricted Stock Plans

         Stock Option Plans. The Company adopted the 1997 Stock Option Plan ("1997 Plan") in July 1997. Under the 1997 Plan, 1,200,000 shares of Common Stock of the Company are reserved for issuance. The Plan authorizes the Company to grant to key employees and directors of the Company (i) incentive stock options to purchase shares of Common Stock and (ii) non-qualified stock options to purchase shares of Common Stock.

         The Company adopted the 1994 Incentive Stock Option Plan (the "1994 Plan," together with the 1997 Plan, the "Option Plans") in May 1994. Under the Plan, 441,707 shares of Common Stock are reserved for issuance. The 1994 Plan authorizes the Company to grant to key employees of the Company (i) incentive stock options to purchase shares of Common Stock and (ii) non-qualified stock options to purchase shares of Common Stock. As of December 31, 1997 all of the options available under the Option Plans had been granted.

         The objectives of the Option Plans are to provide incentives to key employees, and also to directors in the case of the 1997 Plan to achieve financial results aimed at increasing shareholder value and attracting talented individuals to the Company. The Compensation Committee formed by the Board is comprised of non-employee directors who will administer the Plan and make initial determinations and recommendations to the Board as to the persons to whom options will be granted and the amount, terms, conditions and restrictions of such awards. Although the Option Plans do not specify what portion of the shares may be awarded in the form of incentive stock options or non-statutory options, a greater number of incentive stock options were awarded under the Option Plans. Incentive stock options awarded to employees of the Company are qualified stock options under the Internal Revenue Code. Further, the Option Plans are stock option plans meeting the requirements of Rule 16b-3 ("Rule 16b-3") promulgated under the Securities and Exchange Act of 1934, as amended ("Exchange Act"). Persons eligible to be granted incentive stock options under the Option Plans are those employees of the Company whose performance, in the judgment of the Compensation Committee, can have significant effect on the success of the Company.

         The Option Plans are administered by the Compensation Committee, which has the authority to interpret its provisions, to establish and amend rules for its administration, to make recommendations to the Board as to the types and amounts of awards to be made pursuant to the Option Plans, subject to the respective Plan's limitations.

         Incentive stock options may be granted under the Plans for terms of up to ten years and at exercise prices at least equal to 100% of the fair market value of the Common Stock as of the date of grant, except that incentive stock options granted to any person who owns, immediately after such grant, stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of any parent or subsidiary corporation must have an exercise price at least equal to 110% of the fair market value of the Common Stock on the date of grant. Non-statutory stock options will have exercise prices as determined by the Compensation Committee or the Board. The aggregate fair market value, determined as of the time an incentive stock option is granted, of the Common Stock with respect to which incentive stock options are exercisable by an employee for the first time during any calendar year, shall not exceed $100,000. There is no aggregate dollar limitation on the amount of non-statutory stock options which may be exercisable for the first time by an optionee during any calendar year. Payment of the exercise price for any option may be in cash, by withheld shares which upon exercise of an option having a fair market value at the time the option is exercised equal to the option price (plus applicable withholding tax) or in the form of shares of the Company's Common Stock. Any option granted under the Option Plans will expire at the time fixed by the Committee, which will not be more than ten years after the date it is granted or, in the case of any person who owns more than 10% of the combined voting power of all classes of the Company's stock or of any subsidiary corporation, not more than five years after the date of grant. The Compensation Committee may also specify when all or part of an option becomes exercisable, but in the absence of such specification, the option will ordinarily be exercisable in whole or part at any time during its term. Subject to the foregoing, the Compensation Committee may accelerate the exercisability of any option in its discretion.

         Any employee receiving a grant must remain continuously employed by the Company for a period of twelve months after the date of the grant, as a condition to the exercise of the option. In addition, optionees who are directors or executive officers of the Company may not exercise any portion of an option within six months of the date of grant.

         Options granted under the Option Plans are not assignable. Incentive Stock Options may be exercised only while the optionee is employed by the Company or within twelve months after termination by reason of death, within twelve months after the date of disability, or within three months after termination for any other reason.

         Tax Consequences Respecting Options Under the Plans. An employee or director will not recognize income on the awarding of incentive stock options and nonstatutory options under the Option Plans. An optionee will recognize ordinary income as the result of the exercise of a nonstatutory stock option in the amount of the excess of the fair market value of the stock on the day of exercise over the option exercise price. Exercise of an option with previously owned stock is not a taxable disposition of such stock.

         An employee will not recognize income on the exercise of an incentive stock option, unless the option exercise price is paid with stock acquired on the exercise of an incentive stock option and the following holding period for such stock has not been satisfied. He will recognize long-term capital gain or loss on a sale of the shares acquired on exercise, provided the shares acquired are not sold or otherwise disposed of before the earlier of: (i) two years from the date of award of the option or (ii) one year from the date of exercise. If the shares are not held for the required period of time, the employee will recognize ordinary income to the extent the fair market value of the stock at the time the option is exercised exceeds the option price, but limited to the gain recognized on sale. The balance of any such gain will be a short-term capital gain.

         An employee generally must include in alternative minimum taxable income the amount by which the price he paid for an incentive stock option is exceeded by the option's fair market value at the time his rights to the stock are freely transferrable or are not subject to a substantial risk of forfeiture.

         The Company and its subsidiaries will be entitled to deductions for federal income tax purposes as a result of the exercise of a nonstatutory option and the disqualifying sale or disposition of incentive stock options in the year and the amount that the employee recognizes ordinary income as a result of such disqualifying disposition.

         Options granted under the Option Plans are not assignable. Options may be exercised only while the optionee is employed by the Company or within twelve months after termination by reason of death, within twelve months after the date of disability, or within ten days after termination for any other reason.

         The Company may assist optionees in paying the exercise price of options granted under the 1994 Plan by either the extension of a loan by the Company for payment by the optionee of the exercise price in installments, or a guarantee by the Company of a loan obtained by the optionee from a third party. The terms of any loan, installment payments or guarantees, including the interest rate and terms of repayment and collateral requirements, if any, shall be determined by the Board of Directors in its sole discretion.

         Restricted Stock Plans. The Company adopted the 1997 Restricted Stock Plan ("1997 Restricted Stock Plan") in July 1997. Under the Restricted Stock Plan, shares of Common Stock of the Company are reserved, in such amounts as determined by the Board, for issuance as part of the total shares reserved under the Plan described above. The 1997 Restricted Stock Plan authorizes the grant of shares of Common Stock to key employees, consultants, researchers and to members of the Board. The 1997 Restricted Stock Plan is administered by the Board or a committee of the Board, which determines the persons to whom shares of Common Stock will be granted and the terms of such share grants. As of the date hereof, no shares have been granted under the Restricted Stock Plan.

         The Company adopted the 1994 Restricted Stock Plan ("1994 Restricted Stock Plan") in May 1994. Under the 1994 Restricted Stock Plan, shares of Common Stock of the Company are reserved, in such amounts as determined by the Board of Directors, for issuance as part of the total shares reserved under the 1994 Plan described above. The 1994 Restricted Stock Plan authorizes the grant of shares of Common Stock to key employees, consultants, researchers and to members of the Advisory Board. The 1994 Restricted Stock Plan is administered by the Board of Directors or a committee of the Board, which determines the persons to whom shares of Common Stock will be granted and the terms of such share grants.

Option Grants in 1997

         The following executive officers were granted stock options under and outside of the Option Plans by the Company in Fiscal 1997 in recognition of their past contributions to the Company. In each case, the option price was in excess of the fair market value of the Common Stock on the date of grant.

                                          Percentage of Total
                       No. of Shares       Shares for which
                         Underlying       Options Granted to      Exercise
     Name             Options Granted       Employees (1)           Price      Expiration Date
-----------------     ---------------     -------------------     --------     ---------------
Joseph P. Kealy          400,000 (2)            66.4              $ 3.00       August 14, 2004
                         300,000 (3)                                 .9375        May  1, 2002
                          40,000 (3)                                1.47        April  1, 2002

Jerry Kleven             100,000 (3)            10.8                 .9375        May  1, 2002
                          20,000 (3)                                1.47        April  1, 2002

Terry W. Beiriger         50,000 (2)            15.2                3.00       August 14, 2004
                         100,000 (3)                                 .9375        May  1, 2002
                          20,000 (3)                                1.47        April  1, 2002

-------------------

(1) Percentages represent total percentages for fiscal 1997 including all grants under and outside of the Option Plans listed for each person.

(2)      Options became exercisable on December 1, 1997.

(3)      Options became exercisable on July 21, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 1998 with respect to the number of shares of Common Stock of the Company beneficially owned by individual directors, by all directors and officers of the Company as a group, and by persons known by the Company to own more than 5% of the Company's Common Stock. The Company has no other class of voting stock outstanding.


          Name of Beneficial                   Number             Percent of
          Owner and Address                 of Shares (1)     Common Stock Owned
---------------------------------------     -------------     ------------------
Joseph P. Kealy                             1,137,086 (2)            6.28
3615 S. 28th Street
Phoenix, Arizona  85040

John F. Kealy                                 246,711 (3)            1.43
520 South 52nd Street
Tempe, Arizona  85281

Jerry A. Kleven                               246,874 (4)            1.42
3615 S. 28th Street
Phoenix, Arizona  85040

Terry W. Beiriger                             246,206 (5)            1.41
3615 S. 28th Street
Phoenix, Arizona  85040

Richard J. Seminoff                            75,000 (6)             *
5050 North 40th Street
Suite 220
Phoenix, Arizona  85018

V. Thompson Brown, Jr.                         79,222 (7)             *
5714 Charlotte Avenue
Nashville, Tennessee 37209

Wallace E. Sapp                             2,346,661 (8)           13.47
Edna M. Sapp
1940 Highway 71 So.
Marianna, Florida 32446

Liviakis Financial Communications, Inc.     1,650,000 (9)            8.75
2420 "K" Street
Suite 220
Sacramento, California  95816

All directors and                               2,031,099           10.84
officers as a group
(six persons)

---------------------
* Less than 1%

(1) The shareholder listed has sole voting and investment power with respect to the shares listed.

(2) Includes options to purchase 905,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1998.

(3) Includes options to purchase 55,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1998. John Kealy disclaims beneficial ownership of an additional 1,500 shares owned by his immediate family.

(4) Includes options to purchase 190,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1998.

(5) Includes options to purchase 235,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1998. Terry Beiriger disclaims beneficial ownership of an additional 9,450 shares owned by his immediate family.

(6) Includes options to purchase 75,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1998.

(7)      Includes options to purchase 70,000 shares of Common Stock.

(8) Includes options to purchase 215,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1998. Wallace E. Sapp and Edna M. Sapp hold such shares jointly with right of survivorship. Wallace E. Sapp and Edna M. Sapp were the sole shareholders of the former Southern Communications Products, Inc., a Florida corporation. The Company purchased all or substantially all of the assets of such company in December 1997. Wallace E. Sapp remains an employee of the Company's subsidiary, SCP.

(9) Represents options to purchase 1,650,000 shares of Common Stock granted to Liviakis which are presently exercisable. Excludes options to purchase 550,000 shares of Common Stock granted to Robert Prag over which Liviakis disclaims beneficial ownership. Liviakis performs financial consulting services for the Company pursuant to a consulting agreement effective as of November 5, 1996. Such consulting agreement was extended in December 1997 through June 30, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commencing in 1989 the Company advanced funds to Wings Limited Partnership ("Wings"), the partners of which included Joseph P. Kealy, John F. Kealy and Joseph W. Zerbib, a former principal shareholder of the Company. In 1993, these persons and their spouses assumed the Wing's obligation by executing a promissory note in the principal amount of $396,732, plus accrued interest. Such individuals secured the note by pledging 267,000 shares of their Common Stock to the Company. In June 1996, Mr. Zerbib paid $108,035 representing his pro-rata share of the principal and accrued interest on the note. Upon such payment the Company released him and his spouse from their obligations under the note and 107,000 shares of Common Stock that they had pledged to secure the note. The total principal and accrued interest due as of December 31, 1997 was $166,108, and the maturity date of the note has been extended to December 31, 1998.

         At December 31, 1994 Jerry A. Kleven, Brad J. Kleven and Ronald Abeyta owed the Company $81,656, $108,400 and $68,634, respectively, as a result of advances made by the Company to such individuals in fiscal 1994. The advances were represented by secured promissory notes bearing interest at 7% per annum, which notes were due and payable in full on or before December 31, 1995. Also, at December 31, 1994 International FiberCon, Inc., a California corporation ("FiberCon"), in which Jerry A. Kleven, Brad J. Kleven and Ronald Abeyta owned a majority interest, owed the Company $210,000 as the result of advances made by the Company to FiberCon. These individuals personally guaranteed FiberCon's payment of the promissory note. In 1995 FiberCon failed to make the required payments on the note. As a result, the Company requested payment from the guarantors under their respective guarantees of the note. Jerry A. Kleven paid the sum of $100,000 toward his note to the Company and his pro rata portion of the guarantee of the FiberCon note in 1995. The remaining balance due of $63,497 was consolidated into a new note on December 31, 1995. The Company had received no payment from either Brad Kleven or Ronald Abeyta, who resigned as officers of the Company in 1996, on their respective notes or guarantees under the FiberCon note as of June 1996 and therefore filed suit against each of such individuals demanding full payment of the principal and accrued interest on the notes and for attorney's fees in connection with the suit. On January 15, 1998, the Company entered into a settlement agreement and mutual release with Brad Kleven and Ronald Abeyta whereby all claims and counterclaims were dismissed by all parties. As a part of such agreement both such individuals agreed to five-year non-compete arrangements with the Company. As such, the receivables balance was converted to covenants not to compete and amortized over a five-year period.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B.

   Exhibit
    Number                                    Description                                      Reference
--------------     --------------------------------------------------------------------     ---------------
     2.1           Stock Purchase Agreement between the Registrant and Concepts                   (1)
                   in Communication, Inc. dated as of October 31, 1996.

     2.2           Stock Purchase Agreement between the Registrant and Compass                    (2)
                   Communications, Inc. dated as of October 1, 1997

     2.3           Asset Purchase and Sale Agreement between the Registrant, SCP                  (2)
                   Acquisition Corp., Southern Communications Products, Inc.,
                   Wallace E. Sapp and Edna M. Sapp, dated as of August 25, 1997.

     3.1           Restated Articles of Incorporation of Registrant dated October 21,             (3)
                   1981

     3.2           Amendment to Articles of Incorporation of Registrant dated April               (3)
                   18, 1986

     3.3           Amendment to Articles of Incorporation of Registrant dated May                 (3)
                   20, 1987

     3.4           Amendment to Articles of Incorporation of Registrant dated                     (3)
                   February 4, 1988

     3.5           Amendment to Articles of Incorporation of Registrant dated                     (3)
                   August 15, 1991

     3.6           Amendment to Articles of Incorporation of Registrant dated June                (3)
                   3, 1994

     3.7           Amended, Revised, and Restated Bylaws of Registrant                            (3)

     4.1           Form of Common Stock Certificate                                               (3)

     4.2           Statement pursuant toss.10-602 of the Arizona Corporate Code for               (4)
                   Series A Convertible Preferred Stock

     4.3           Statement pursuant toss.10-602 of the Arizona Corporate Code for               (4)
                   Series B Convertible Preferred Stock

     10.1          1997 Stock Option Plan                                                         (5)

     10.2          1997 Restricted Stock Plan                                                     (5)

   Exhibit
    Number                                    Description                                      Reference
--------------     --------------------------------------------------------------------     ---------------
     10.3          1994 Incentive Stock Option Plan                                               (6)

     10.4          1994 Restricted Stock Plan                                                     (6)

     21.1          List of Subsidiaries of the Registrant                                          *

     23.1          Consent of Semple & Cooper                                                      *

     27.1          Financial Data Schedule                                                         *

  -------------

  *      Filed herewith

  (1)    Filed with Current Report on Form 8-K dated February 13, 1997.
  (2)    Filed with Current Report on Form 8-K dated December 1, 1997.
  (3) Filed with Registration Statement on Form SB-2, No. 33-79730, which became effective August 12, 1994.
  (4) Filed with Registration Statement on Form SB-2, No. 333-45465, which became effective February 12, 1998.
  (5)    Filed with 1997 Notice and Proxy  Statement,  dated June 25, 1997.
  (6)    Filed with report on Form 10-KSB for the year ended December 31, 1996.

         (b)  Current Reports on Form 8-K

         The Company  filed two  reports on Form 8-K during the last  quarter of
the  fiscal  year  ended  December  31,  1997.  The  following   table  contains
information with respect to these filings:

                                               Financial
                                               Statements        Date of Event
          Item(s) Reported                       Filed             Reported
-----------------------------------------    --------------    -----------------
Sale of equity securities pursuant to         Not Required      October 23, 1997
Regulation S

Acquisition of Southern Communications             No*          December 1, 1997
Products, Inc. and Compass
Communications, Inc. and Sale of equity
securities pursuant to Regulation S

*        Required   financial   statements   were  filed   with  the   Company's
         registration statement on Form SB-2, No. 333-45465, which became effective February 12, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL FIBERCOM, INC.



Dated:   April 15, 1998              By /s/ Joseph P. Kealy
                                       -----------------------------------------
                                       Joseph P. Kealy, Chairman of the Board,
                                       President and Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                                   Date
-------------------                                                   ----


/s/ Joseph P. Kealy                                              April 15, 1998
---------------------------------------------------
Joseph P. Kealy, Chairman of the Board,
President, Principal Executive Officer and Director


/s/ Terry W. Beiriger                                            April 15, 1998
---------------------------------------------------
Terry W. Beiriger, Principal Financial Officer,
Controller, Treasurer and Secretary


/s/ John F. Kealy                                                April 15, 1998
---------------------------------------------------
John F. Kealy, Director


/s/ Jerry A. Kleven                                              April 15, 1998
---------------------------------------------------
Jerry A. Kleven, Director


/s/ Richard J. Seminoff                                          April 15, 1998
---------------------------------------------------
Richard J. Seminoff, Director


/s/ V. Thompson Brown, Jr.                                       April 15, 1998
---------------------------------------------------
V. Thompson Brown, Jr., Director

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To The Stockholders and Board of Directors of
International FiberCom, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of International FiberCom, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International FiberCom, Inc. and Subsidiaries as of December 31, 1997, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


Semple & Cooper, LLP
Certified Public Accountants

March 13, 1998

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997

                                     ASSETS

Current Assets:
   Cash and cash equivalents (Notes 1 and 2)                         $ 2,990,575
   Accounts receivable (Notes 1 and 4)
     - trade, net of allowance for doubtful accounts                   7,988,380
     - unbilled                                                          180,545
     - other                                                              27,586
   Inventory, net (Notes 1 and 6)                                      2,563,509
   Prepaid expenses                                                      119,620
   Costs and estimated earnings in
     excess of billings on
       uncompleted contracts (Notes 1 and 7)                           2,540,278
   Deferred tax asset (Notes 1 and 13)                                   258,606
                                                                     -----------

        Total Current Assets                                          16,669,099
                                                                     -----------


Property and Equipment, net
  (Notes 1, 8, 9 and 10)                                               5,573,568
                                                                     -----------


Other Assets:
   Loans receivable from related parties
     (Note 5)                                                            238,806
   Goodwill, net (Note 1)                                             20,083,941
   Other assets                                                          347,142
   Covenant not to compete, net (Note 5)                                 341,689
   Debt issue costs, net (Note 5)                                        241,192
                                                                     -----------

                                                                      21,252,770
                                                                     -----------

        Total Assets                                                 $43,495,437
                                                                     ===========
                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                December 31, 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable
     - current portion (Note 9)                                    $  1,493,945
     - related party (Note 5)                                         1,754,674
   Obligations under capital leases
     - current portion (Note 10)                                        192,429
   Accounts payable
     - trade                                                          2,598,707
     - related parties (Note 5)                                          19,610
   Accrued expenses                                                   1,093,686
   Accrued offering cost                                                741,139
   Billings in excess of costs and
     estimated earnings on uncompleted
       contracts (Note 1 and 7)                                         218,585
   Income tax payable (Notes 1 and 13)                                  123,669
                                                                   ------------

        Total Current Liabilities                                     8,236,444
                                                                   ------------
Long-Term Liabilities:
   Notes payable
     - long-term portion (Note 9)                                       798,698
     - related party (Note 5)                                         3,051,326
   Obligations under capital leases
     - long-term (Note 10)                                              392,135
   Deferred income tax payable (Notes 1 and 13)                         163,862
                                                                   ------------

                                                                      4,406,021
                                                                   ------------

        Total Liabilities                                            12,642,465
                                                                   ------------

Commitments and Contingencies (Note 11)                                    --

Stockholders' Equity: (Note 12)
   Series B, 4% convertible preferred stock, no par
     value; 4,400 shares authorized; 1,518 shares
     issued and outstanding                                           1,126,837
   Series C, 4% convertible preferred stock, no par
     value; 1,000 shares authorized, issued and outstanding             766,662
   Common stock, no par value; 100,000,000
     shares authorized; 16,632,849 shares issued,
     16,454,159 shares outstanding                                   32,389,218
   Common stock warrants                                                 99,082
   Additional paid-in capital                                         2,862,027
   Accumulated deficit                                               (5,722,837)
                                                                   ------------
                                                                     31,520,989
   Less: treasury stock, 178,690 shares, at cost                       (668,017)
                                                                   ------------

        Total Stockholders' Equity                                   30,852,972
                                                                   ------------

        Total Liabilities and Stockholders' Equity                 $ 43,495,437
                                                                   ============
                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For The Years Ended December 31, 1997 and 1996

                                                        1997           1996
                                                        ----           ----

Revenues                                            $ 36,325,146   $ 19,195,069

Cost of Revenues                                     (25,905,137)   (15,833,378)
                                                    ------------   ------------
Gross Profit                                          10,420,009      3,361,691

General and Administrative Expenses                   (8,574,173)    (4,484,600)

Goodwill Impairment (Note 1)                                --       (2,677,490)
                                                    ------------   ------------
Income (Loss) from Operations                          1,845,836     (3,800,399)
                                                    ------------   ------------
Other Income (Expense):
   Interest income                                        34,812         49,086
   Interest expense                                     (234,119)          (141)
   Other income                                           91,971         16,089
   Gain on sale of fixed assets                          186,479         50,781
                                                    ------------   ------------
                                                          79,143        115,815
                                                    ------------   ------------
Net Income (Loss) before Income Taxes                  1,924,979     (3,684,584)

Benefit (Provision) for Income Taxes (Note 13)           346,319       (135,457)
                                                    ------------   ------------
Income (Loss) from Continuing Operations               2,271,298     (3,820,041)
                                                    ------------   ------------
Discontinued Operations:
   Loss from operations of discontinued segment,
     net of tax effect                                   (72,618)       (68,577)
   Gain on disposal of discontinued segment,
     net of tax effect                                   105,805           --
                                                    ------------   ------------
                                                          33,187        (68,577)
                                                    ------------   ------------
Net Income (Loss)                                      2,304,485     (3,888,618)

Preferred Stock Dividends                               (173,447)      (171,303)
                                                    ------------   ------------
Net Income (Loss) Attributable to Common
  Stockholders                                      $  2,131,038   $ (4,059,921)
                                                    ============   ============
Basic Earnings (Loss) per Share: (Notes 1 and 12)
   Continuing operations                            $        .25   $       (.65)
   Discontinued operations                                  --             (.01)
                                                    ------------   ------------
   Net Income (Loss)                                $        .25   $       (.66)
                                                    ============   ============
Diluted Earnings (Loss) per Share:
   Continuing operations                            $        .16   $       (.65)
   Discontinued operations                                  --             (.01)
                                                    ------------   ------------
   Net Income (Loss)                                $        .16   $       (.66)
                                                    ============   ============
Weighted Average Shares Outstanding:
   Basic                                               8,457,024      6,187,188
                                                    ============   ============

   Diluted                                            15,325,836      6,187,188
                                                    ============   ============
                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For The Years Ended December 31, 1997 and 1996

                                                      Preferred Stock                Common Stock            Common
                                                      ---------------                ------------             Stock    Accumulated
                                            Series A     Series B    Series C   Shares Issued    Amount      Warrants    Deficit
                                            --------     --------    --------   -------------    ------      --------    -------
Stockholders' Equity, January 1, 1996,
  as previously reported                    $2,296,382  $     -     $    -         4,417,072    $7,274,929  $   99,082 $(3,699,918)
Adjustment in connection with pooling
  of interests                                    -           -          -           470,588         4,071        -        113,464
                                            ----------  ----------  ----------    ----------   -----------  ----------  ----------
Stockholders' Equity, January 1, 1996,
  as restated                                2,296,382        -          -         4,887,660     7,279,000      99,082  (3,586,454)
Issuance of 550 shares of Series A,
  preferred, net of costs                      493,559        -          -              -             -           -            -
Conversion of 1,328 shares of Series A,
  preferred to common stock                 (1,108,944)       -          -         1,821,257     1,108,944        -            -
Issuance of preferred stock dividend              -           -          -           155,470       171,303        -       (171,303)
Cash dividends - pooled company                   -           -          -              -             -           -       (207,500)
Options issued for services                       -           -          -              -             -           -            -
Net loss, 1996                                    -           -          -              -             -           -     (3,888,618)
                                            ----------  ----------  ----------    ----------   -----------  ----------  -----------
Stockholders' Equity, December 31, 1996      1,680,997        -          -         6,864,387     8,559,247      99,082  (7,853,875)

Issuance of 3,500 shares of Series B
  preferred, net of costs                         -      2,706,302       -              -             -           -            -
Issuance of common stock for payment of
  debt                                            -           -          -           123,212       253,207        -            -
Conversion of 1,972 shares of Series A
  preferred to common stock                 (1,680,997)       -          -         2,126,463     1,680,997        -            -
Issuance of common stock in private
  placements, net of costs                        -           -          -         2,850,000    11,605,513        -            -
Issuance of options and warrants for
  services rendered                               -           -          -              -             -           -            -
Conversion of 1,982 Series B
  preferred to common stock                       -     (1,579,465)      -         1,323,242     1,579,465        -            -
Issuance of common stock to acquire
  Southern Communications Products, Inc.          -           -          -         2,231,661     6,200,000        -            -
Issuance of 1,000 shares of Series C
  preferred stock, net of costs                   -           -       766,662           -             -           -            -
Conversion of 8% convertible
  debentures                                      -           -          -           720,000       900,000        -            -
Exercise of employee stock options                -           -          -            30,145        37,413        -            -
Issuance of common stock under Employee
  Stock Purchase Plan                             -           -          -           104,036       280,929        -            -
Issuance of common stock, miscellaneous           -           -          -           187,456     1,119,000        -            -
Issuance of preferred stock dividend              -           -          -            72,247       173,447        -       (173,447)
Net income 1997                                   -           -          -              -             -           -      2,304,485
                                            ----------  ----------  ----------   ----------    -----------  ----------  ----------

Stockholders' Equity, December 31, 1997     $     -     $1,126,837  $  766,662   16,632,849    $32,389,218  $   99,082 $(5,722,837)
                                            ==========  ==========  ==========   ==========    ===========  ==========  ===========

                                              Additional
                                                Paid-in      Treasury
                                                Capital       Stock
                                                -------       -----
Stockholders' Equity, January 1, 1996,
  as previously reported                       $  352,073  $  (668,017)
Adjustment in connection with pooling
  of interests                                    386,574         -
                                               ----------   ----------
Stockholders' Equity, January 1, 1996,
  as restated                                     738,647     (668,017)
Issuance of 550 shares of Series A,
  preferred, net of costs                             -            -
Conversion of 1,328 shares of Series A,
  preferred to common stock                           -            -
Issuance of preferred stock dividend                  -            -
Cash dividends - pooled company                       -            -
Options issued for services                       110,000          -
Net loss, 1996                                        -            -
                                               ----------  -----------
Stockholders' Equity, December 31, 1996           848,647     (668,017)

Issuance of 3,500 shares of Series B
  preferred, net of costs                             -            -
Issuance of common stock for payment of
  debt                                                -            -
Conversion of 1,972 shares of Series A
  preferred to common stock                           -            -
Issuance of common stock in private
  placements, net of costs                            -            -
Issuance of options and warrants for
  services rendered                             2,013,380          -
Conversion of 1,982 Series B
  preferred to common stock                           -            -
Issuance of common stock to acquire
  Southern Communications Products, Inc.              -            -
Issuance of 1,000 shares of Series C
  preferred stock, net of costs                       -            -
Conversion of 8% convertible
  debentures                                          -            -
Exercise of employee stock options                    -            -
Issuance of common stock under Employee
  Stock Purchase Plan                                 -            -
Issuance of common stock, miscellaneous               -            -
Issuance of preferred stock dividend                  -            -
Net income 1997                                       -            -
                                               ----------   ----------

Stockholders' Equity, December 31, 1997        $2,862,027   $ (668,017)
                                               ==========   ==========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1997 and 1996

                                                                                      1997                    1996
                                                                                      ----                    ----
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Cash received from customers                                                   $34,175,088            $18,561,206
    Cash paid to suppliers and employees                                           (33,741,810)           (19,807,900)
    Interest paid                                                                     (114,193)               (44,810)
    Interest received                                                                   16,342                 35,340
    Income taxes paid                                                                  (99,461)               (19,719)
                                                                                   -----------            -----------
        Net cash provided (used) by
          operating activities                                                         235,966             (1,275,883)
                                                                                   -----------            -----------

Cash flows from investing activities:
   Purchase of fixed assets                                                           (525,800)              (648,269)
   Disbursements for loans - related
     parties                                                                            (4,684)                  -
   Disbursements for deferred acquisition
     costs                                                                            (284,525)              (124,367)
   Collection of loans to related parties                                                 -                   117,294
   Proceeds from sale of fixed assets                                                  354,854                104,205
   Payments for investment in subsidiary                                                  -                  (171,797)
   Cash acquired in acquisitions                                                       362,969                   -
   Payments for purchase of Southern
     Communications Products, Inc.                                                 (12,000,000)                  -
                                                                                   -----------            -----------
        Net cash provided (used) by
          investing activities                                                     (12,097,186)              (722,934)
                                                                                   -----------            -----------

Cash flows from financing activities:
   Proceeds from notes payable                                                       7,146,176              4,172,722
   Proceeds from notes payable - related parties                                     1,000,000                   -
   Repayment of notes payable                                                       (8,608,025)            (4,737,100)
   Repayment of notes payable - related parties                                     (3,097,292)                  -
   Repayment of loans from stockholder                                                    -                   (54,000)
   Repayment of obligations under capital
     leases                                                                           (167,379)              (197,036)
   Proceeds from sale of common stock                                               14,218,343                   -
   Proceeds from sale of preferred stock                                             4,356,000                493,559
   Payment of dividends                                                                   -                   (77,500)
   Collection of stock subscriptions
     receivable                                                                           -                 2,373,500
                                                                                   -----------            -----------
        Net cash provided (used) by
          financing activities                                                      14,847,823              1,974,145
                                                                                   -----------            -----------
Net increase (decrease) in cash and
  cash equivalents                                                                   2,986,603                (24,672)

Cash and cash equivalents at beginning
  of year                                                                                3,972                 28,644
                                                                                   -----------            -----------
Cash and cash equivalents at end
  of year                                                                          $ 2,990,575            $     3,972
                                                                                   ===========            ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                 For The Years Ended December 31, 1997 and 1996

                                                                                       1997                   1996
                                                                                       ----                   ----
Reconciliation of Net Income (Loss) to  Net Cash
  Provided (Used) by Operating Activities:

Net Income (Loss)                                                                  $ 2,304,485            $(3,888,618)
                                                                                   -----------            -----------

Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided (Used) by Operating Activities:
    Depreciation and amortization                                                    1,632,343                968,784
    Gain on sale of fixed assets                                                      (200,919)               (50,781)
    Loss on sale of fixed assets                                                        14,440                   -
    Legal fees included in goodwill                                                    (32,151)                  -
    Non-cash transactions related to sale of subsidiary                                126,797                   -
    Common stock issued for debt                                                        50,499                   -
    Stock issued for services rendered                                                  69,270                   -
    Interest added to principal of notes
      receivable from related parties                                                  (18,470)               (13,746)
    Impairment of goodwill                                                                -                 2,677,490
    Issuance of common stock for payment on
      employee loans                                                                      -                        60

Changes in Assets and Liabilities:
    Accounts receivable
      - trade                                                                       (1,356,527)              (638,675)
      - unbilled                                                                        16,270               (196,815)
      - other                                                                            3,573                 25,354
    Inventory                                                                         (492,208)                  -
    Prepaid expenses                                                                   (19,878)                 9,698
    Deferred tax asset                                                                (706,032)                79,257
    Costs and estimated earnings
      in excess of billings
        on uncompleted contracts                                                      (666,375)               (29,514)
    Other assets                                                                      (123,180)                82,717
    Bank overdraft                                                                        -                   (57,751)
    Accounts payable
      - trade                                                                         (330,769)                97,919
      - related parties                                                                 (5,000)               (27,511)
    Accrued expenses                                                                    97,320               (409,405)
    Accrued dividends                                                                 (185,203)                  -
    Deferred income tax payable                                                        226,385                   -
    Income tax payable                                                                  55,867                 10,481
    Billings in excess of costs
      and estimated earnings on
        uncompleted contracts                                                         (224,571)                85,173
                                                                                   -----------            -----------

                                                                                    (2,068,519)             2,612,735
                                                                                   -----------            -----------
Net Cash Provided (Used) by
  Operating Activities                                                             $   235,966            $(1,275,883)
                                                                                   ===========            ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

        Nature of Corporation:

        International FiberCom, Inc. is a holding corporation for five (5) subsidiaries, Kleven Construction, Inc. ("Kleven"), Concepts in Communications, Incorporated ("Concepts"), Southern Communications Products, Inc. ("Southern"), Compass Communications, Inc. ("Compass"), and Trans Sierra Communications, Inc. ("Trans Sierra"). The holding company was duly formed and organized under the laws of the State of Arizona on December 29, 1972.

        Kleven is a Phoenix-based company specializing in the design, installation and maintenance of fiber-optic and other cabling systems for the telecommunications and cable television industries. Kleven's primary business focus is to service the telecommunications and cable television industries throughout the southwestern United States and into Mexico. Kleven has been a wholly-owned subsidiary of the Company since approximately 1994.

        Trans Sierra is a California based company formed by the Company in August, 1997, for the purpose of establishing a service presence in the telecommunications and cable television industries in California. As of the date of this report, Trans Sierra has had no material operating activity.

        The other three subsidiaries were all acquired in 1997.

        Acquisitions:

        Concepts in Communications, Incorporated:

            On January 1, 1997, the Company acquired Concepts, a privately-held Nashville, Tennessee based company, with operations in Memphis and Knoxville. Concepts in Communications, Incorporated provides systems integration services including design, engineering, installation and maintenance of structured cabled systems, network hardware and software, work station peripherals and intercommunication systems, primarily within commercial, industrial and governmental facilities throughout the United States. The transaction was accounted for as a purchase. The purchase price of $4,800,000 was funded through the sale of $3,500,000 of Series B preferred stock and $1,500,000 from the issuance of convertible debentures. The purchase price exceeded the fair value of the net assets acquired by approximately $2,200,000 of goodwill, which is being amortized on a straight-line basis over fifteen years. The results of operations of Concepts are included in the accompanying financial statements from the date of acquisition.

        Southern Communications Products, Inc.:

            On October 1, 1997, the Company, through its wholly-owned subsidiary SCP Acquisition Corp., acquired substantially all of the assets of Southern, based in northwest Florida. Southern sells surplus new and used telephone equipment to telephone service providers and other vendors throughout the United States. The transaction was accounted for as a purchase. The purchase price of $21,400,000 was funded through the sale of $13,500,000 of common stock, issuance of $6,200,000 of common stock to the former owner, and the issuance of note payable in the amount of $3,200,000. The purchase price exceeded the fair value of the net assets acquired by approximately $17,900,000 of goodwill, which is being amortized on the straight-line basis over twenty years. The results of operations of Southern are included in the accompanying financial statements from the date of acquisition. F-8

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates:

        Acquisitions: (Continued)

        Compass Communications, Inc.:

            In October, 1997, the Company completed a merger with Compass by exchanging 470,588 shares of its common stock for all of the issued and outstanding common stock of Compass. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the results of Compass for all periods presented. Compass is a contract provider of network planning services to the telecommunications industry. The principal source of Compass's revenues are derived from developing and supporting computerized mapping of broadband design systems around the globe.

        There were no transactions between Compass and the Company prior to combination, and certain reclassifications were made to the Compass financial statements to conform to the Company's presentations. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statement are as follows:

                                                                 1997                   1996
                                                                 ----                   ----
           Revenues
               International Fibercom and Subsidiaries       $29,589,061            $12,161,263
               Compass                                         6,736,085              7,033,806
                                                             -----------            -----------
               Combined                                      $36,325,146            $19,195,069
                                                             ===========            ===========
           Net Income (Loss) Attributable to Common
               Stockholders
               International Fibercom and Subsidiaries         2,021,397             (4,221,115)
               Compass                                           109,641                161,194
                                                             -----------            -----------
               Combined                                      $ 2,131,038            $(4,059,921)
                                                             ===========            ===========

        Principles of Consolidation:

        The consolidated financial statements at December 31, 1996 include the accounts of the Company and its wholly-owned subsidiaries, Kleven and Compass. The consolidated financial statements at December 31, 1997 include the accounts of the Company and its wholly-owned subsidiaries, Kleven, Concepts, Southern, Compass and Trans Sierra. All significant intercompany transactions, accounts and balances have been eliminated.

        Discontinued Operations:

        In May, 1997, Compass entered into an agreement to dispose of its interest in its wholly-owned subsidiary, Phoneworx, Inc. Phoneworx, Inc. was established in 1996 and has not had any material operations or assets prior to the sale. The operations of Phoneworx, Inc. are shown as discontinued operations for the years ended December 31, 1997 and 1996.

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

        Significant estimates are used when accounting for the percentage of completion and the estimated gross profit on jobs in progress, allowance for doubtful accounts, inventory reserves, depreciation and amortization, accruals, taxes, contingencies, goodwill, etc., which are discussed in the respective notes to the consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

        Revenue and Cost Recognition:

        Contracting Income:

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

        Telecommunication Equipment Sales:

        Sales from telecommunication equipment, as well as any other related services, are recognized on the accrual basis of accounting.

        Cash and Cash Equivalents:

        Cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

        Accounts Receivable - Trade:

        Accounts receivable - trade represent the amounts billed but uncollected on completed construction contracts and construction contracts in progress, as well as standard trade receivables.

        The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At December 31, 1997 allowances have been established for potentially uncollectible accounts receivable in the amount of $234,821.

        Inventory:

        Inventories are stated at the lower of cost, first-in, first-out method, or market, and consists of new and used telephone equipment and cable and electronic supplies. The Company periodically reviews its inventory and makes a provision for damaged or obsolete inventory, if necessary.

        Property and Equipment:

        Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets utilizing straight-line and accelerated methods. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. The estimated useful lives are as follows:

                       Software                                       7 years
                       Building                                   28-40 years
                       Tools and equipment                          5-7 years
                       Vehicles                                     3-5 years
                       Furniture and fixtures                      7-40 years
                       Office equipment                             5-7 years
                       Leasehold improvement                       5-40 years

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

        Property and Equipment: (Continued)

        Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended December 31, 1997 and 1996, depreciation expense was $1,195,385 and $850,350, respectively.

        The Company's capital lease agreements are recorded at the lower of the present value of the minimum lease payments, or the fair market value of the assets. The assets are being depreciated over the lesser of their estimated productive lives, or their lease term. Depreciation of the assets under the capital leases is included in depreciation expense, as noted above, for the years ended December 31, 1997 and 1996.

        Goodwill:

        Goodwill represents the excess of the purchase price over the fair value of Concepts' and Southerns' net assets acquired. Goodwill is being amortized ratably over 15-20 years. The carrying value of goodwill will be reviewed periodically by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill are less than its carrying value.

        During the year ended December 31, 1996, goodwill of $2,677,490, which arose in connection with the acquisition of Kleven was written off as it was deemed to have no continuing value due to recurring operating losses. Amortization expense charged to operations for the years ended December 31, 1997 and 1996, was $358,412 and $118,125, respectively.

        Income Taxes:

        The Company reports deferred taxes on an asset and libility approach. Deferred income taxes arise from timing differences resulting from revenues and expenses reported for financial accounting and tax reporting purposes in different periods. Deferred income taxes represent the estimated tax liability on additional depreciation expense reported based upon accelerated tax depreciation methods, and timing differences in the utilization of net operating losses.

        Stock-Based Compensation:

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement No. 123).

        Earnings Per Share:

        Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

        Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of the convertible preferred stock and convertible debentures and exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Net income has been adjusted for dividends on the convertible preferred stock and interest expense (net of tax) on the convertible debt.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies, Nature of Operations and Use of Estimates: (Continued)

        New Accounting Pronouncements:

        During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than was required by APB 15, Earnings per Share. The earnings per share for the year ended December 31, 1996 were restated to give effect to this pronouncement.

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

        During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", (SFAS No. 131). SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers.

2.      Concentrations:

        The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation. As of December 31, 1997, the Company had approximately $2,575,514 of uninsured cash.

3.      Fair Value of Financial Instruments:

        Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes), are as follows:

                                                   December 31, 1997
                                                   -----------------

                                               Carrying
                                                Amount         Fair Value
                                                ------         ----------

        Cash and cash equivalents             $2,990,575       $2,990,575
        Long-term debt                         1,190,833        1,190,833

        The carrying amount approximates fair value of cash and short-term instruments. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of loans receivable and notes payable from related parties cannot be determined due to its related party nature.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.      Accounts Receivable - Trade:

        At December 31, 1997, accounts receivable - trade consist of the following:

             Contracts in progress                                  $3,956,269
             Contracts in progress - retention                          45,001
             Completed contracts                                     2,875,521
             Completed contracts - retention                           215,881
             Non-contract related accounts receivable                1,130,529
                                                                    ----------
                                                                     8,223,201
             Less: allowance for doubtful accounts                    (234,821)
                                                                    ----------

                                                                    $7,988,380
                                                                    ==========
5.      Related Party Transactions:

        Accounts Receivable - Trade:

        As of December 31, 1997, accounts receivable - trade includes $137,986 due from a related entity.

        Loans Receivable from Related Parties:

        At December 31, 1997, loans receivable from related parties consist of the following:

        6.5% loans receivable from corporate stock-
        holders, due on demand; secured by the Company's
        common stock.                                               $  166,108

        7.0% loan receivable from a corporate stock-
        holder, with sixty (60) monthly payments of
        $791, including principal and interest, due
        in full April 1, 2000; unsecured.                               72,698
                                                                    ----------

                                                                    $  238,806
                                                                    ==========

        Based upon the opinion of management of the Company, the above receivables have been classified as long-term in the accompanying financial statements.

        Covenant Not To Compete:

        During the year ended December 31, 1997, the Company commenced litigation to collect on loans receivable from two former officers of Kleven. The officers filed a counterclaim alleging wrongful termination. As part of a litigation settlement, the two former officers entered into a covenant not to compete with the Company, in which the balance on their advances were converted into covenants not to compete for a five year period. No amortization expense was taken during the year ended December 31, 1997, as the settlement was reached near year end.

        Accounts Payable - Related Parties:

        Accounts payable - related parties consist of amounts owed to an officer of the Company and to a related entity.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.      Related Party Transactions: (Continued)

        Notes Payable - Related Parties:

        At December 31, 1997, notes payable - related parties consist of the following:

        Non-interest bearing note payable to a corporate
        stockholder, due on demand.                                 $    6,000

        8.0% convertible debenture to RBB Bank and affiliates,
        convertible at $1.25 per share through February 10, 1998,
        at which time the debentures and any accrued interest are
        due in full.                                                   600,000

        8.5% note payable to a principal stockholder of the
        Company who is an officer of Southern, $500,000 payment
        of principal and interest due February, 1998, followed
        by 36 monthly principal and interest payments of $86,663,
        due in full February, 2001.                                  3,200,000

        5.5% convertible debenture to RBB Bank and affiliates,
        convertible at $5.475 per share on or after January 27,
        1998 through April 27, 1999, at which time the debentures
        and any accrued interest are due in full.                    1,000,000
                                                                    ----------
                                                                     4,806,000
        Less: current portion                                       (1,754,674)
                                                                    ----------

                                                                    $3,051,326
                                                                    ==========

        A schedule of future minimum principal payments due on notes payable - related parties outstanding, is as follows:

                         December 31,                             Amount
                         ------------                             ------

                            1998                              $1,754,674
                            1999                               1,900,130
                            2000                                 979,693
                            2001                                 171,503
                                                              ----------

                                                              $4,806,000
                                                              ==========

        Debt Issue Costs:

        In  addition,   the  Company  incurred  costs  in  connection  with  the
        aforementioned notes payable - related parties. These costs are capitalized and amortized ratably over the life of the debt. For the year ended December 31, 1997, amortization expense of these costs was $20,736.

6.      Inventory:

        At December 31, 1997, inventory consists of the following:

             Cabling and equipment                                   $  681,762
             New and used telephone equipment                         3,437,749
             Less: allowance for obsolete inventory                  (1,556,002)
                                                                     ----------

                                                                     $2,563,509
                                                                     ==========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.      Contracts in Progress:

        At December 31, 1997, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

             Costs incurred on uncompleted contracts                 $5,117,128
             Profit earned to date                                    1,822,444
                                                                     ----------
                                                                      6,939,572
             Less: billings to date                                  (4,617,879)
                                                                     ----------

                                                                     $2,321,693
                                                                     ==========

        Included in the accompanying balance sheet under the following captions:

             Costs and estimated earnings
               in excess of billings on
               uncompleted contracts                                 $2,540,278

             Billings in excess of costs
               and estimated earnings on
               uncompleted contracts                                   (218,585)
                                                                     ----------

                                                                     $2,321,693
                                                                     ==========
8.      Property and Equipment:

        At December 31, 1997, property and equipment consists of the following:

              Construction equipment                                 $5,714,838
              Building and land                                       1,790,493
              Furniture and fixtures                                    542,358
              Vehicles                                                  974,300
              Office equipment                                          272,478
              Leasehold improvements                                    298,729
              Software                                                  206,336
                                                                     -----------
                                                                      9,799,532
          Less: accumulated depreciation                             (4,225,964)
                                                                     -----------

                                                                     $5,573,568
                                                                     ===========

9.      Notes Payable:

        At December 31, 1997, notes payable consist of the following:

        Mortgage note payable to Bank of America,
        interest at prime plus 2.5%, payable in
        variable monthly installments, including
        principal and interest, due July 15, 2016;
        collateralized by a Deed of Trust.                           $  266,246

        6.9% to 14.5% notes payable to financial institutions
        with monthly principal and interest payments from
        $252 to $10,433, due in full through November, 2001;
        collateralized by equipment and personal guarantees.            963,157

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.      Notes Payable: (Continued)

        Note payable to First Tennessee Bank on a
        $800,000 revolving line of credit, interest
        only payable monthly at prime plus 1%, due
        June 1, 1998; collateralized by accounts
        receivable and inventory.                                       633,339

        Note payable to Emergent Financial Company on a
        $850,000 revolving line of credit, interest
        payable at maturity at prime plus 2.5%, due
        June 2, 1998; collateralized by all assets.                     429,901
                                                                     ----------
                                                                      2,292,643
        Less: current portion of notes payable                       (1,493,945)
                                                                     ----------

                                                                     $  798,698
                                                                     ==========

        A schedule of future minimum principal payments due on notes payable outstanding, is as follows:

                  December 31,
                  ------------

                     1998                      $1,493,945
                     1999                         297,236
                     2000                         161,604
                     2001                          96,980
                     2002                           7,252
                  Subsequent                      235,626
                                               ----------

                                               $2,292,643
                                               ==========

10.     Obligations Under Capital Leases:

        At December 31, 1997, the Company was the lessee of construction and office equipment, with an original cost of $946,092, under capital lease agreements expiring through December, 2000.

        Minimum future lease payments under the capital leases for each of the next three (3) years, are as follows:

                 Year Ending
                 -----------

                     1998                                          $  255,563
                     1999                                             216,672
                     2000                                             236,786
                                                                   ----------
        Total minimum lease payments                                  709,021

        Less: amount representing interest                           (124,457)
                                                                   ----------
        Present value of net minimum lease payments                   584,564

        Less: current maturities of capital lease obligations        (192,429)
                                                                   ----------

                                                                   $  392,135
                                                                   ==========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Commitments and Contingencies:

        Operating Leases:

        The Company leases its various Tennessee facilities under non-cancellable operating leases, expiring through February, 2006. In addition, the Company leases vehicles and office equipment under operating lease agreements, with terms of two (2) to four (4) years. Future minimum lease payments under non-cancellable operating lease agreements are as follows:

                 Year Ending
                 -----------

                     1998                          $  529,272
                     1999                             491,676
                     2000                             497,638
                     2001                             233,642
                     2002                             240,157
                  Subsequent                          753,080
                                                   ----------

                                                   $2,745,465
                                                   ==========

        For the years ended December 31, 1997 and 1996, total rent expense approximated $414,703 and $415,682, respectively.

        Employment Contracts:

        The Company has entered into various employment contracts with six (6) officers of the Company and/or its subsidiaries through August, 1999. They provide for a minimum annual salary and automobile allowance. In addition, one (1) of the agreements contains incentives based on the Company's attainment of specified levels of sales and earnings. As of December 31, 1997 and 1996, the total minimum commitment was $934,950.

        Litigation:

        The Company had filed suit against two (2) stockholders and former officers of the Company to collect on unpaid promissory notes owed to the Company. The two stockholders and former officers of the Company had filed a countersuit against the Company alleging certain counterclaims. In December, 1997, the Company and the former officers entered into a settlement agreement and mutual release whereby all claims of the Company and all counterclaims of such stockholders were dismissed. As a part of such agreement, the stockholders agreed to three year non-compete arrangements with the Company. As such, the receivables balance was converted to a covenant not-to-compete and will be amortized over a five year period.

12.     Stockholders' Equity:

        Preferred Stock:

        The Series A 9% preferred shares are convertible into common shares at a price equal to a thirty percent (30%) discount from the lower of the average closing bid price of the common stock for the three (3) consecutive trading days prior to (i) the date of subscription of the preferred stock or (ii) the date of the conversion of the preferred stock.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Stockholders' Equity: (Continued)

        Preferred Stock: (Continued)

        The Series B 4% preferred are convertible into common stock at a price equal to the lower of the Average Stock Price on the date of each monthly subscription installment or the Discounted Average Stock Price on the date of conversion. The "Average Stock Price" is the average of the daily closing bid prices of the common stock for the five consecutive trading days immediately preceding the relevant date. The "Discounted Average Stock Price" means (i) 70% of the average of the daily closing bid prices of the common stock for the five consecutive trading days immediately preceding the date of conversion into common stock if such average of the daily prices is below $3.00 per share or
        (ii) 75% of the average of such daily prices if the average is above $3.00 per share. For a one year period after issuance of the series B preferred, the series B conversion Price floor will be the lower of $.75 or 50% of the Average Stock Price. There will be no floor on the series B conversion price if the Company fails to achieve certain gross profits in any two consecutive quarters. The Company may redeem the series B preferred, in whole or in part, commencing 60 days after issuance at 150% of the purchase price of $1,000 per share.

        The Series C 4% preferred shares are convertible into common stock at a price of $6.48375 per share. Additional shares may be issuable upon conversion based upon certain conditions. For a one year period after the issuance of the Series C preferred, the floor on the conversion price will be $3.42 per share. Dividends are payable on the Series C preferred at the rate of 4% per annum in shares of common stock or cash, at the option of the Company on a quarterly basis.

        Common Stock:

        The Company has entered into an agreement where by it can repurchase 2,700,000 shares of common stock at prices ranging from $5.25 to $6.00 per share

        Employee Stock Options and Restricted Stock Plans:

        During 1997, the Company adopted an Employee Stock Purchase Plan (the "Plan") for all employees meeting certain eligibility criteria. Under the plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 85% of its market value. Purchases are limited to 15% of an employee's eligible compensation, up to a maximum of $25,000 per year. An aggregate of 2,000,000 shares of the Company's common stock are authorized and available for sale to eligible employees. During the year ended December 31, 1997, 104,036 shares were issued to employees under the Plan.

        On January 7, 1997, the Board of Directors approved the 1997 International Fibercom, Inc. Stock Option Plan. The Plan authorizes the Company to grant incentive stock options and non-qualified stock options to key employees of the Company. In addition, the Company has adopted the 1997 Restricted Stock Plan. This Plan authorizes the granting of restricted shares of common stock to key employees, consultants, researchers, and members of the Board. Under the above Plans, 1,200,000 shares of common stock are reserved for issuance.

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

        As of December 31, 1997, all of the above options have been granted. In addition, the Company has issued $1,275,661 options to employees and directors, not pursuant to any authorized plan.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Stockholders' Equity: (Continued)

        Employee Stock Options and Restricted Stock Plans: (Continued)

        Following is a summary of the status of the stock option plans for employees and directors during the years ended December 31, 1997 and 1996:

                                                                      Weighted
                                                                       Average
                                                       Number         Exercise
                                                     of Options        Price
                                                     ----------        -----

        Outstanding at December 31, 1995                 40,000       $ 3.50
        Granted in 1996                               1,052,000         1.02
                                                     ----------       ------
                                                      1,092,000         1.11
        Outstanding at December 31, 1996
        Granted in 1997                               1,825,368         2.14
        Exercised in 1997                               (30,145)       (1.24)
                                                     ----------       ------

        Outstanding at December 31, 1997              2,887,223       $ 1.76
                                                     ==========       ======

                                                                 Weighted
                                                                  Average
                                                                 Remaining
                         Exercise               Number          Contractual
                          Price               of Options           Life
                          -----               ----------           ----

                         $  .94 - $1.47       1,929,355             5.1
                           3.00 -  3.50         932,868             4.5
                           4.43                  25,000             5.0
                                              ---------

                                              2,887,223
                                              =========

        All of the above options are currently exercisable.

        All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 1997 and 1996. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1997 and 1996, would have been reduced to the proforma amounts presented below:
                                                   December 31,    December 31,
                                                       1997            1996
                                                       ----            ----
        Net income (loss):
          As reported                              $2,131,038      $(4,059,921)
          Pro forma                                   288,268       (4,120,840)

        Basic earnings (loss) per share:
          As reported                              $      .25      $      (.66)
          Pro forma                                       .03             (.67)

        Diluted earnings (loss) per share:
          As reported                                     .16             (.66)
          Pro forma                                       .04             (.67)

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Stockholders' Equity: (Continued)

        Employee Stock Options and Restricted Stock Plans: (Continued)

        The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996, expected life of options of 1-2 years, expected volatility of 72%, risk-free interest rates of 8.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1997 and 1996 approximated $1.01 and $.06, respectively.

        Non-Employee Stock Options and Warrants:

        The Company issued 1,302,480 warrants in connection with its 1994 public offering. Such Public Warrants are exercisable to purchase one share of common stock at $5.50 until June 5, 1998. The warrants may be redeemed by the Company upon 30 days written notice at $.10 per warrant, provided that the closing bid quotations of the common stock have averaged at least $8.10 per share for any 20 consecutive trading days ending on the third day prior to the day on which the Company gives notice. As of December 31, 1997, none of the warrants have been exercised.

        The Company also issued 378,443 series A warrants in connection with the Company's 1996 private placement of series A preferred. The series A warrants are exercisable to purchase 378,443 shares of common stock at a price of $.82 per share. The series A warrants are exercisable until May, 2001. As of December 31, 1997, none of the warrants have been exercised.

        In connection with its 1994 public offering of shares of common stock and warrants, the Company also sold to the underwriter of such offering, at nominal consideration, Underwriter's warrants exercisable to purchase 120,000 shares of common stock at $8.10 per share of common stock and 120,000 Underwriter's underlying warrants at $.15 per Underwriter's underlying warrant, for a total of 240,000 shares. The Underwriter's underlying warrants are exercisable at a price of $7.15 per share and will expire August 11, 1999. The Underwriter's warrants were exercisable commencing August 12, 1995 and continuing for four years thereafter. As of December 31, 1997, none of the warrants have been exercised.

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

        In June, 1996, the Company entered into an agreement with a securities broker-dealer to provide its services to seek potential acquisitions. In consideration for the agreement, the Company granted the broker-dealer warrants to purchase 150,000 shares of the Company's common stock for a period of three (3) years. There are 75,000 warrants exercisable at two dollars ($2) per share, and 75,000 warrants exercisable at four dollars ($4) per share, with a weighted average exercise price of three dollars ($3) per share. The Company has determined that the value of the services to be received under this agreement is $5,000, which is being amortized over the term of the agreement. As of December 31, 1997, none of the warrants had been exercised.

        In connection with its 1997 private placement of series B preferred, the Company issued 700,000 series B warrants. The series B warrants are exercisable to purchase one share of common stock at varying exercise prices depending on the tranche. The exercise price for warrants issued with Tranche 1 is $2.25 per share and are exercisable until March, 2002, the exercise price for warrants issued with Tranche 2 is $2.50 per share and are exercisable until April, 2002, and the exercise price for Warrants issued with Tranche 3 is $3.00 per share and are exercisable until May, 2002. As of December 31, 1997, none of the warrants have been exercised.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Stockholders' Equity: (Continued)

        Non-Employee Stock Options and Warrants: (Continued)

        In connection with its 1997 private placements of common stock, the Company issued 200,000 warrants and 300,000 stock options to the placement agent and a consultant, respectively. The exercise price for the warrants is $7.50 per share and are exercisable until November, 2002. The exercise price for the options is $6.00 and are exercisable commencing January, 1998 until January, 2002. As of December 31, 1997, none of the warrants or options had been exercised.

        In connection with its 1997 private placement of Series C preferred, the Company issued 67,000 warrants to the placement agent. The exercise price for the warrants is $7.50 and are exercisable until October, 2002.

        In connection with its January, 1997 acquisition of Concepts, the Company issued 50,000 warrants to outside parties. 10,000 warrants have an exercise price of $.94 and are exercisable until January, 1999. 40,000 warrants have an exercise price of $1.75 and are exercisable until February, 1999.

        In 1997, the Company issued 280,000 warrants and 30,000 options to a vendor for services rendered. 250,000 and 30,000 warrants have an exercise price of $1.47 and are exercisable until April, 2003 and April, 2002, respectively. The exercise price for the options is $.94 and are exercisable until May, 2002.

        Following is a summary of the status of non-employee stock options and warrants during the years ended December 31, 1997 and 1996:

                                                    Number           Weighted
                                                   of Options        Average
                                                      and            Exercise
                                                   Warrants           Price

        Outstanding at December 31, 1995           1,422,480         $5.72
        Granted in 1996                            2,578,443          1.29
                                                   ---------         -----
        Outstanding at December 31, 1996           4,000,923          2.87
        Granted in 1997                            1,627,000          3.78
                                                   ---------         -----

        Outstanding at December 31, 1997           5,627,923         $3.13
                                                   =========         =====

        Earnings Per Share:

        For the years ended December 31, 1997 and 1996, the following data shows amounts used in computing earnings (losses) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock.

                                                       1997            1996
                                                       ----            ----

        Income from continuing operations           $2,271,298     $(3,820,041)
        Loss from discontinued operations              (72,618)        (68,577)
        Gain on sale of discontinued operations        105,805            -
                                                    ----------     -----------
           Net income (loss)                         2,304,485      (3,888,618)
        Preferred stock dividends                     (173,447)       (171,303)
                                                    ----------     -----------
           Net income (loss) attributable to
             common stockholders                    $2,131,038     $(4,059,921)
                                                    ==========     ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Stockholders' Equity: (Continued)

        Earnings Per Share: (Continued)

        Basic Earnings (Loss) per Share:
        --------------------------------
        Weighted average number of shares outstanding             8,457,024      6,187,188
                                                                 ==========     ==========
           Earnings per share - continuing operations            $      .27     $     (.62)
           Loss per share - discontinued operations                    (.01)          (.01)
           Earnings per share - sale of discontinued
             operations                                                 .01            -
                                                                 ----------     ----------
           Earnings (loss) per share                                    .27           (.63)
           Loss per share - preferred stock dividend                   (.02)          (.03)
                                                                 ----------     ----------
              Earnings (loss) per share attributable
                to common stockholders                           $      .25     $     (.66)
                                                                 ==========     ==========

        Diluted Earnings (Loss) Per Share:
        ----------------------------------

           Income available to common stockholders
             used in basic EPS                                   $2,131,038
           Preferred stock dividend                                 173,447
           Interest on convertible debentures                        99,582
                                                                 ----------
              Income available to common stockholders after
                assumed conversions of dilutive securities       $2,404,067
                                                                 ==========

        Weighted average number of shares outstanding             8,457,024

        Effect of dilutive securities:
           Stock options and warrants                             3,192,845
           Convertible preferred stock                            2,426,652
           Convertible debentures                                 1,249,315
                                                                 ----------
        Common stock including assumed conversions               15,325,836
                                                                 ==========


           Earnings per share - continuing operations            $      .16
           Loss per share - discontinued operations                    (.01)
           Earnings per share - sale of discontinued operations         .01
                                                                 ----------

           Earnings per share                                    $      .16
                                                                 ==========

        Options on 969,868 shares of common stock were not included in computing diluted EPS because their effects were anti-dilutive.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Income Taxes and Deferred Income Taxes:

        The benefit (provision) for income taxes consists of:

                                                                                               1997                 1996
                                                                                               ----                 ----
             Current                                                                        $ (143,809)          $     -
             Deferred                                                                          490,128             (135,457)
                                                                                            ----------           ----------

             Benefit (provision) for income taxes                                           $  346,319           $ (135,457)
                                                                                            ==========           ==========

        As of December 31, 1997, the components of deferred  income taxes are as follows:

             Current Deferred Tax Assets (Liabilities):
                Revenue recognition                                                                              $  (346,406)
                Net operating loss carryforwards                                                                     444,025
                Allowance for doubtful accounts                                                                       89,232
                Other                                                                                                 71,755
                                                                                                                 -----------

             Net Current Deferred Tax Asset                                                                      $   258,606
                                                                                                                 ===========

             Long-term Deferred Tax Assets (Liabilities):
                Net operating loss carryforwards                                                                 $   172,846
                Depreciation and amortization                                                                       (336,708)
                                                                                                                 -----------

             Net Long-term Deferred Tax Liability                                                                $  (163,862)
                                                                                                                 ===========

        At December 31, 1997, the Company had federal and state net operating loss carryforwards in the approximate amount of $1,500,000 available to offset future federal and state taxable income primarily through December 31, 2011. Due to the acquisition of Compass, approximately
        $500,000 of the net operating loss carryforwards are restricted in their usage.

        The income tax on earnings  differed from the federal  statutory rate as follows:

             Computed at the expected statutory rate                                                             $  (675,000)

             Utilization of net operating losses                                                                   1,100,000
             Amortization of goodwill not deductible                                                                 (45,000)
             State taxes                                                                                             (80,000)
             Other                                                                                                    46,319
                                                                                                                 -----------

             Effective rate                                                                                      $   346,319
                                                                                                                 ===========

14.     Employee Benefit Plans:

        Three (3) of the Company's subsidiaries maintain a 401K profit sharing plan covering substantially all full-time employees. Under the terms of each plan, the employees may elect to contribute up to fifteen percent (15%) of their salary to the plan. Each plan provides for a matching contribution by the subsidiaries based upon a percentage of the participant's annual contribution. Profit sharing plan contributions amounted to $28,991 and $11,939 in 1997 and 1996, respectively.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Major Customers:

        For the year ended December 31, 1997, the Company had one (1) major customer representing 22% of revenues. At December 31, 1997, the amount due from the customer included in accounts receivable was $2,173,000.

        For the year ended December 31, 1996, the Company had one (1) major customer representing 29% of revenues. At December 31, 1996, the amount due from the customer included in accounts receivable was $774,833.

16.     Statements of Cash Flows:

        Non-Cash Investing and Financing Activities:

        During the year ended December 31, 1997, the Company recognized investing and financing activities that affected its assets, liabilities, and stockholders' equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

            Added accrued interest to the principal balance of a loan receivable related party in the amount of $18,470.

            Issued common stock for payment of notes payable - related parties, preferred dividend, legal fees, and accrued interest payable in the amounts of $1,102,708, $173,447, $89,270, and $50,499, respectively.

            Financed portion of acquisition of Concepts with a note payable related party in the amount of $4,800,000. Legal fees in the amount of $32,151 relating to the acquisition were paid by Concepts. The Company also issued common stock and stock warrants relating to the acquisition of Concepts in the amounts of $65,000 and $34,100, respectively.

            Reclassified deferred acquisition costs in the amount of $238,169 to goodwill.

            Issued stock options and warrants for common stock offering costs, Series B preferred stock offering costs, debt issue costs, and Series C preferred stock offering costs in the amounts of 1,326,000, $434,600, $74,705, and $74,705, respectively.

            Issued common stock for services rendered in the amount of $69,270.

            Converted Series A and Series B preferred stock in the amounts of $1,680,997 and $1,579,465, respectively, to common stock.

            Acquisition of fixed assets was financed through the issuance of capital lease obligations in the amount of $226,483 and notes payable in the amount of $603,640.

            Forgave a loan receivable in the amount of $341,689 in exchange for a covenant not to compete agreement.

            Financed the acquisition of Southern through the issuance of notes payable - related party in the amount of $3,200,000.

            Included in the gain on disposal of subsidiary are the forgiveness of loans receivable in the amount of $175,000, investment in discontinued operations in the amount of $171,847, acquisition of fixed assets in the amount of $65,000, and the cancellation of common stock in the amount of $50.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Statements of Cash Flows: (Continued)

        Non-Cash Investing and Financing Activities: (Continued)

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

            Accrued interest on loans receivable from related parties, in the amount of $13,746 was added to the principal balance.

            Issued common stock options and warrants for services rendered in the cumulative amount of $110,000 (See Note 11).

            Issuance of 65,000 shares of common stock in consideration for forgiveness of dividends payable amounting to $130,000.

17.     Subsequent Events:

        On April 9, 1998, the Company purchased the assets of Riley Underground Communications, Inc. for $2,500,000 in cash and restricted stock of the Company.

        Subsequent to year end, 378,443 common stock options were exercised generating approximately $310,000 in proceeds.

18.     Segment Information:

        The Company's operations are classified into four principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies.

        1997
                               Kleven           Compass           Concepts         Southern             Other           Total
                               ------           -------           --------         --------             -----           -----
        Revenues             $12,383,025      $6,736,085        $15,140,538      $ 2,037,998       $    27,500       $36,325,146
        Interest
          expense*               199,458          38,826             36,813           22,667           135,813           433,577
        Depreciation
          and
          amorti-
          zation                 670,159         310,809            200,336          240,540           210,489         1,632,343
        Operating income
          (loss)                 819,096         169,234            395,528          890,953          (428,975)        1,845,836
        Assets                 7,844,795       2,585,274          5,492,973       22,970,281         4,602,114        43,495,437

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Segment Information: (Continued)

        1996

                               Kleven           Compass           Concepts         Southern             Other           Total
                               ------           -------           --------         --------             -----           -----
        Revenues             $12,161,263      $7,033,806         $     -          $     -          $      -          $19,195,069
        Interest
          expense*               238,456            -                  -                -                  141           238,597
        Depreciation
          and
          amorti-
          zation                 676,849         173,810               -                -              118,125           968,784
        Operating income
          (loss)              (1,061,771)        365,228               -                -           (3,103,856)       (3,800,399)

        *Interest expense for Kleven is included in cost of revenue in the accompanying consolidated financial statements.

        The  caption   "Other"   comprises   various   corporate   expenses  and
        eliminations, footnote No. 1 contains a description of each of the above business segments.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Unaudited Pro forma Condensed Consolidated Financial Statements:

        The following unaudited pro forma condensed consolidated financial statements give effect to the acquisitions in 1997 of both Southern and Concepts pursuant to the Purchase Agreements between the parties. They are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchases been effected on the dates indicated or of the results which may be obtained in the future.

        The pro forma financial information is based on the purchase method of accounting for the acquisitions of Southern and Concepts. The pro forma entries are described in the accompanying footnotes to the unaudited pro forma condensed consolidated financial statements. The pro forma unaudited condensed consolidated statements of operations assume the acquisition took place on the first day of the period presented.

        In addition, in October, 1997, the Company completed a merger with Compass, which has been accounted for as a pooling of interests. Accordingly, the historical consolidated financial statements have been restated to include the results of Compass for all periods presented.

        Acquisitions:

        Concepts in Communications, Incorporated:

        On January 1, 1997, the Company acquired Concepts, a privately-held Nashville, Tennessee based company, which also has operations in Memphis and Knoxville. The transaction was accounted for as a purchase. The purchase price of $4,800,000 was funded through the sale of $3,500,000 of Series B preferred stock and $1,500,000 from the issuance of convertible debentures. The purchase price exceeded the fair value of the net assets acquired by approximately $2,200,000, which is being amortized on a straight-line basis over fifteen years. The results of operations of Southern are included in the accompanying historical financial statements from the date of acquisition.

        Southern Communications Products, Inc.:

        On October 1, 1997, the Company, through its wholly-owned subsidiary Southern Acquisition Corp., acquired substantially all of the assets of Southern. The transaction was accounted for as a purchase. The purchase price of $21,400,000 was funded through the sale of $13,500,000 of common stock, issuance of $6,200,000 of common stock to the former owner, and the issuance of note payable in the amount of $3,200,000. The purchase price exceeded the fair value of the net assets acquired by approximately $17,900,000, which is being amortized on a straight-line basis over twenty years. The results of operations of Southern are included in the accompanying historical financial statements from the date of acquisition.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
      PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      For The Year Ended December 31, 1996

Proforma Consolidated Financial Statements:

The  following   represents  proforma  condensed   consolidated   statements  of
operations for the year ended December 31, 1996, assuming the acquisitions of Concepts and Southern were consummated as of January 1, 1996.

                                International
                                  FiberCom,         Concepts In          Southern                              Proforma
                                  Inc. and         Communications,     Communications     Proforma           Consolidated
                                 Subsidiaries(1)    Incorporated       Products, Inc.     Adjustments          Amounts
                                 ---------------    ------------       --------------     -----------          -------
Revenues                        $19,195,069        $14,426,376         $15,566,050                           $49,187,495

Cost of Revenues                (15,833,378)       (10,610,612)         (4,483,609)                          (30,927,599)
                                -----------        -----------         -----------                           -----------
Gross Profit                      3,361,691          3,815,764          11,082,441                            18,259,896

General and Administrative
  Expenses                       (4,484,600)        (2,931,202)         (1,552,120)       $  (905,000)(2)     (9,872,922)

Goodwill Impairment              (2,677,490)              -                   -                               (2,677,490)
                                -----------        -----------         -----------                           -----------

Income (Loss) from Operations    (3,800,399)           884,562           9,530,321                             5,709,484

Other Income (Expense):             115,815            (57,400)             47,467           (376,000)(3)       (270,118)
                                -----------        -----------         -----------                           -----------
Net Income (Loss) before
  Benefit for Income Taxes       (3,684,584)           827,162           9,577,788                             5,439,366

Benefit (Provision) for
  Income Taxes                     (135,457)          (324,066)         (3,831,115)         2,114,888 (4)     (2,175,750)
                                -----------        -----------         -----------                           -----------
Net Income (Loss) from
  Continuing Operations          (3,820,041)           503,096           5,746,673                             3,263,616

Discontinued Operations             (68,577)              -                   -                                  (68,577)
                                -----------        -----------         -----------                           -----------

Net Income (Loss)                (3,888,618)           503,096           5,746,673                             3,195,039

Preferred Stock Dividends          (171,303)              -                   -              (132,000)(3)       (303,303)
                                -----------        -----------         -----------                           -----------
Net Income (Loss) Attribu-
  table to Common
  Stockholders                  $(4,059,921)       $   503,096         $ 5,746,673                           $ 2,891,736
                                ===========        ===========         ===========                           ===========
Earnings (Loss) per Share
   Basic                        $     (0.66)                                                                 $       .26
                                ===========                                                                  ===========
   Diluted                           N/A                                                                     $       .22
                                ===========                                                                  ===========
Weighted Average Number of
   Shares Outstanding(5)
   Basic                          6,187,188                                                                   11,118,849
                                ===========                                                                  ===========

   Diluted                           N/A                                                                      15,235,515
                                ===========                                                                  ===========


(1) Includes the activity of Compass, acquired in a pooling of interests acquisition.

(2) To amortize goodwill in connection with the purchase of Southern and Concepts on a straight-line basis over approximately twenty years.

(3) To record interest on the convertible subordinated debentures, the note payable, and the dividend on the preferred stock issued to fund the acquisitions.

(4) To revise the provision for income taxes based on the foregoing proforma results of operations.

(5) Restated to comply with FAS 128, and include stock issued/sold in the acquisitions.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
      PROFORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      For The Year Ended December 31, 1997

Proforma Consolidated Financial Statements:

The following represents proforma condensed statements of operations for the year ended December 31, 1997, assuming the acquisition of Southern was consummated as of January 1, 1997. Concepts is already included as of January 1, 1997.

                                                    International
                                                      FiberCom,             Southern                                 Proforma
                                                      Inc. and           Communications,        Proforma           Consolidated
                                                     Subsidiaries        Products, Inc.(3)    Adjustments            Amounts
                                                     ------------        -----------------    -----------            -------
Revenues                                            $36,325,146          $ 8,486,849                               $44,811,995

Cost of Revenues                                    (25,905,137)          (2,755,785)                              (28,660,922)
                                                    -----------          -----------                               -----------
Gross Profit                                         10,420,009            5,731,064                                16,151,073

General and Administrative Expenses                  (8,574,173)          (1,191,856)         $  (690,000)(1)      (10,456,029)
                                                    -----------          -----------                               -----------

Income from Operations                                1,845,836            4,539,208                                 5,695,044

Other Income (Expense)                                   79,143               17,741             (204,000)(2)         (107,116)
                                                    -----------          -----------                               -----------
Net Income before Income Taxes                        1,924,979            4,556,949                                 5,587,928

Benefit (Provision) for Income Taxes                    346,319           (1,822,780)                               (1,476,461)
                                                    -----------          -----------                               -----------
Net Income from Continuing Operations                 2,271,298            2,734,169                                 4,111,467

Discontinued Operations, net                             33,187                 -                                       33,187
                                                    -----------          -----------                               -----------
Net Income                                            2,304,485            2,734,169                                 4,144,654

Preferred Stock Dividends                              (173,447)                -                                     (173,447)
                                                    -----------          -----------                               -----------
Net Income Attributable to
  Common Stockholders                               $ 2,131,038          $ 2,734,169                               $ 3,971,207
                                                    ===========          ===========                               ===========

Basic Earnings per Share:
   Continuing operations                            $       .25                                                    $       .31
   Discontinued operations                                 -                                                              -
                                                    -----------                                                    -----------

   Net Income                                       $       .25                                                    $       .31
                                                    ===========                                                    ===========
Diluted Earnings per Share:
   Continuing operations                            $       .16                                                    $       .22
   Discontinued operations                                 -                                                              -
                                                    -----------                                                    -----------

   Net Income                                       $       .16                                                    $       .22
                                                    ===========                                                    ===========

Weighted Average Shares Outstanding:
   Basic                                              8,457,024                                                     12,931,742
                                                    ===========                                                    ===========

   Diluted                                           15,325,836                                                     19,800,554
                                                    ===========                                                    ===========



(1) To amortize goodwill in connection with the purchase of Southern on a straight-line basis over twenty years.

(2) To record interest on the convertible subordinated debentures issued to fund the acquisition.

(3) Represents activity for the period from January 1, 1997 through September 30, 1997, the date of the acquisition.
                                      F-29