Form 10-Q
period 1998-03-31
INTERNATIONAL FIBERCOM INC
filed 1998-05-15
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998                   Commission File No 1-9690


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


                         Yes (X)                   No ( )

         Common Stock without par value 17,616,033 shares issued and 17,412,343 outstanding at March 31, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1.  The financial statements are included herewith commencing on page F-1.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         International FiberCom, Inc., (the "Company") is a holding company which offers diversified services and products to the telecommunications, cable television ("CATV") and other industries through its five wholly-owned subsidiaries. The Company provides installation, construction, consulting, design engineering and systems integration services to the owners of broadband, fiber-optic networks. The Company also sells distributes new and used telecommunications equipment, including digital computer boards widely used in the nation's telephone systems, to telecommunications companies and hardware resellers, Regional Bell Operating Companies ("RBOCS") and other Fortune 500 companies.

         The Company derives a substantial portion of its revenue from contracts that are accounted for under the percentage of completion method of accounting. Under this method, revenues are recorded as work progresses on a contract. Overall gross margin percentages can increase or decrease based upon changes in the estimated gross margin percentages over the lives of the individual contracts.

         Business. In the first quarter of 1998, the Company continued to follow its strategy of becoming a one-stop solution for the telecommunications marketplace, offering a wide range of engineering, consulting and maintenance service for broadband, fiber-optic networks with local are network ("LAN") and wide area network ("WAN"). In 1997 the Company implemented this strategy through acquisitions of businesses that complemented and enhanced its services, products and customer base.

         Effective April 1998 the Company purchased the assets of Riley Underground Communications, Inc. ("Riley") for cash and restricted shares of Common Stock. Riley, which is based in California, builds and maintains broad based fiber-optic and other networks for major cable, telephone and other telecommunications companies. The purchase agreement provides for a price up to $2.5 million, payable in an initial installment based upon a percentage of the current of book value of Riley, with additional installments computed on a percentage of Riley's pretax earnings over the next three years. Payments may be in cash or, at the Company's election, up to 50% in restricted shares of the Company's Common Stock.

Results of Operations

         The comparability of the results of operations for the first quarter of 1998 with the same period in 1997 was significantly impacted by the acquisition of Southern, as shown in the Unaudited Pro Forma Consolidated Statement of Operations information contained in this Report. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations for these periods discusses the operations in 1998 compared with actual operations in 1997 and the operations in 1998 compared with 1997 pro forma figures as if the Company had owned Southern since January 1997, which it has not. Both comparisons includes the operations of Compass Communications, Inc. ("Compass") for 1997 and 1998, which was a pooling of interests completed effective October 1997.

         Contract Revenues. Contract revenues for the first quarter of 1998 increased to $12,876,081 from $8,385,556 for the same period in 1997, an increase of 54%. This increase in revenues is primarily attributable to the addition of Southern's revenues for the first quarter of 1998.

         On a pro forma basis, for the first quarter of 1998, contract revenues increased 9% from $11,635,416 in 1997 to $12,876,081. This increase is due primarily to higher levels of revenue generated by Concepts, principally from national customers such as Gambro Healthcare and Nike, Inc.

         Gross Profit. The Company's gross profit increased to $4,363,638 for the first quarter of 1998 compared with $1,712,610 for the same period in 1997 due to the increased gross profits from the Southern's operations and marked increase in the gross profit margin of Concepts. The Company's gross profit margin increased from 20% of contract revenues in the first quarter of 1997 to 34% of contract revenues in the first quarter of 1998, primarily due to Southern's gross profit margins.

         On a pro forma basis, the Company's gross profit for the first quarter of 1998 was $4,363,638 compared with $3,900,364 for the same period in 1997. The improved gross profits of Concepts and the addition of Southern's gross profits overcame a weak quarter for both Kleven and Compass. Kleven's revenues and gross profits declined from the first quarter of 1997 because of a decline in work from Cox Communications during the first quarter of 1998. The Company's gross margin was 34% for both quarters.

         General and Administrative Costs. The Company's general and administrative expenses were $2,455,593 for the first quarter of 1998 compared with $1,231,147 for the same period in 1997, an increase of 99%, chiefly due to the addition of the general and administrative expenses of Southern. A significant portion of these expenses are attributable to the amortization of intangibles resulting from the acquisition of Southern.

         On a pro forma basis, general and administrative expenses for the first quarter of 1998 were $2,455,593, or 19% of revenues, compared with $1,803,893, or 16% of revenues, for the same period in 1997. The Company has and will continue to consolidate duplicative administrative functions relating to its acquired companies to the extent possible. The administrative expenses of the Company include significant amounts for amortization of intangibles resulting from the acquisitions of Concepts and Southern.

         Other Income (Expense). The Company's net expense in this category was $86,300 for the first quarter of 1998 compared with net income of $73,365 for the same period in 1997. This difference is due primarily to a gain on sale of equipment by Kleven in 1997, which did not occur in 1998.

         On a pro forma basis, other expense was $86,300 in the first quarter of 1998 as compared with a net income of $27,345 for the same period in 1997. The difference is due primarily to a decrease in interest expenses of Kleven because of debt reduction and the gain on sale of equipment noted above.

         Provision for Income Tax Benefit (Expense). The Company accrued income tax expense of $631,628 in the first quarter of 1998 due to conversion of the Company's net operating loss carry forward into a deferred tax asset as of December 31, 1997. No income tax expense was accrued in 1997 because of net operating loss carryovers of the Company and Kleven from 1996 and prior years.

         Net Income. The Company generated a net income of $1,190,117, or approximately 9% of revenues, for the first quarter of 1998 compared with net income of $554,828, or 7% of revenues for the same period in 1997. This is primarily a result of increased profit margins at Concepts and the addition of Southern.

         On a pro forma basis, the Company's net income decreased to $1,190,117, in the first quarter of 1998 compared with a net income of $1,380,480 for the same period in 1997. Such decrease was primarily due to the weaker first quarter results for both Kleven and Compass as compared to the same period in 1997.

         Preferred Stock Dividend. The Company paid a dividend of $22,910 on its Convertible Preferred Stock for the first quarter of 1998 through the issuance of 4,411 shares of its Common Stock.

         Backlog. The Company had a backlog of approximately $6,280,000 on a work in process basis as of March 31, 1998. The Company expects such work orders to be completed by September 1998. Further, the Company has work orders, which were not started at March 31, 1998, for Gambro Healthcare, Cox Communications, Inc., the State of Tennessee and other clients. These work orders total in excess of $5.0 million. The Company expects to commence such work during the second quarter of 1998 and complete the same by September 1998. Contracts signed since March 31, 1998 and the work in process of Riley are not included in the above backlog numbers.

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

         In the first quarter of 1998 the Company used approximately $219,000 of net cash from operations. Cash generated from operations of $2,338,000, which includes net income of approximately $1,167,000, depreciation and amortization of $521,000, and the net increase in various current payables and decrease in various current assets of $650,000, were used primarily for an increase in trade receivables of $1,198,000 and an increase in inventory of $1,358,000 due to the higher sales activity of Concepts and Southern. The net cash used of $219,000 from operations in the first quarter of 1998 compares to a negative cash flow from operations of approximately $2,153,000 in the same period 1997.

         Investing Activities. For the first quarter of 1998 the Company in part used approximately $495,000 in investing activities. These were comprised of the Company's purchase of fixed assets of approximately $375,000, amortization of goodwill and other assets of $92,000 and payment of deferred acquisition costs of $43,000.

         Financing Activities. In the first quarter of 1998 the Company's financing activities used approximately $777,000 consisting in part of repayment of loans and other liabilities payable of approximately $1.3 million, loan to Riley of $713,000 and offset by proceeds from a private placement of equity of $1.2 million, net of expenses consisting primarily of warrant exercises, convertible debenture conversion to common stock and incentive stock option exercises.

         The Company received $645,000 from the exercise of 295,000 Common Stock Purchase Warrants during the 1998 quarter and redeemed 25,000 shares of its Common Stock issued in its December 1997 Private Placement of Common Stock for $150,000.

         As of March 31, 1998, the Company has three revolving lines of credit totaling approximately $2.5 million, with an available balance of approximately $1,150,000. In addition the Company has unused equipment financing available in excess of $1 million from three sources. The Company believes that with its current working capital, funds generated through its operations and available credit balances on its lines of credit it will have sufficient working capital to address the anticipated growth of demand and markets for its products and services for the next 12 to 18 months. The Company may, however, seek to obtain additional capital through an expanded working capital line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services.

         Inflation. The Company does not believe that it is significantly impacted by inflation.

         Seasonality. The Company's operations are not seasonal in nature.

Forward-looking Information and Risks of the Business.

         This Report contains certain forward-looking statements and information within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of

1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could be adversely impact on revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include the following: the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to collect amounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; competition and competitive pressures on pricing; and economic conditions in the United States and in the region served by the Company.

                           Part II - Other Information

Item 1.       Legal Proceedings

         The Company has no on-going or pending litigation at this time.

Items 2, 3, 4 and 5 are omitted because these Items are inapplicable to this Report.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1998
                                   (Unaudited)

                                     ASSETS


                                                            March 31,    December 31,
                                                                 1998            1997

Current Assets:
     Cash and cash equivalent                             $ 1,499,758     $ 2,990,575
     Accounts receivable
     - trade, net of allowance                              9,249,718       7,988,380
     - unbilled receivables                                    88,124         180,545
     - other                                                   45,138          27,586
     Salary advances                                           11,781
     Inventory                                              3,922,341       2,563,509
     Prepaid expenses                                         174,701         119,620
     Loss receivable related parties                          713,351
     Accrued interest receivable                               13,250
     Deferred tax asset                                       209,606         258,606
     Costs and estimated earnings in excess of billings     2,727,945       2,540,278
                                                          ===========     ===========

                  Total Current Assets                     18,655,713      16,669,099

Property and Equipment, net                                 5,681,587       5,573,568

Other Assets:
     Loans receivable related party                           260,410         238,806
     Accosts receivable - long term                            56,609
     Goodwill, net                                         19,939,886      20,083,941
     Covenant not to compete net                              324,604         341,689
     Other assets                                             273,862         347,142
     Debt issue costs, net                                    284,435         241,192
                                                          ===========     ===========

                                                           21,139,806      21,252,770
                                                          ===========     ===========

                  Total Assets                            $45,477,106     $43,495,437
                                                          ===========     ===========

                 INTERNATIONAL FIBERCOM, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                              AS OF MARCH 31, 1998
                                   (Unaudited)
                       LIABILITIES AND STOCKHOLDERS EQUITY

                                                                     March 31,    December 31,
                                                                          1998            1997
Current Liabilities:
     Notes payable current portion                                $  1,158,548    $  1,493,945
     Notes payable related party                                     1,340,000       1,754,674
     Obligations under capital lease                                   189,541         192,429
     Income taxes payable                                              630,053         123,669
     Accounts payable
     - trade                                                         2,538,318       2,598,707
     - related parties                                                  24,207          19,610
     Accrued offering costs                                            383,840         741,139
     Accrued expense                                                 1,314,363       1,093,686
     Accrued interest                                                   32,143
     Billings in excess of cost estimated earnings                     729,147         218,585
                                                                  ============    ============

                  Total Current Liabilities                          8,340,160       8,236,444
                                                                  ============    ============

Long-Term Liabilities:
     Notes payable-long term                                         1,210,521         798,698
     Notes payable-related party                                     2,338,117       3,051,326
     Obligations under capital lease - long term                       172,426         392,135
     Deferred income tax payable                                       163,862         163,862
                                                                  ============    ============
                  Total Long-Term Liabilities                        3,884,926       4,406,021
                                                                  ============    ============

                  Total Liabilities                                 12,225,086      12,642,465
                                                                  ============    ============

Stockholder's Equity:
     Series B 4% convertible preferred stock, no par value;
          4,400 authorized; 1518 issued and outstanding at
          December 1997, 1,291 issued and outstanding at March 1998    958,335       1,126,837
     Series C 4% convertible preferred stock, no par value;
          1,000 authorized, issued and outstanding                     766,662         766,662
     Common Stock, no par, 100,000,000 shares authorized;
          17,616,033 shares issued, 17,412,343 outstanding          33,403,549      32,389,218
     Common stock warrants                                              99,082          99,082
     Additional paid-in capital                                      2,838,038       2,862,027
     Retained earnings                                              (5,722,837)     (7,853,875)
     Current period profit (loss)                                    1,167,207       2,131,038
                                                                  ============    ============
                                                                    34,070,036      31,520,989
                                                                  ============    ============
     Less:  treasury stock 203,690 shares, at cost                    (818,017)       (668,017)
                                                                  ============    ============
Total Stockholders' Equity                                          33,252,020      30,852,972
                                                                  ============    ============
Total Liabilities and Stockholders' Equity                        $ 45,477,106    $ 43,495,437
                                                                  ============    ============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three              Three
                                                Months Ended       Months Ended
                                                March 31, 1998     March 31, 1997*

Contract Revenues                                 $ 12,876,081        $  8,385,556


Direct Cost of Contract Revenues                     8,512,443           6,672,946
                                                  ============        ============

Gross Profit                                         4,363,638           1,712,610

General and Administrative Expenses                  2,455,593           1,231,147
                                                  ============        ============

Profit from operations                               1,908,045             481,463


Other Income (Expense):
     Interest income                                    23,614                   7
     Interest expense                                 (124,003)            (93,706)
     Other income                                        5,355               2,402

     Gain on disposal of assets                          8,734             164,662
                                                  ============        ============
                                                       (86,300)             73,365
                                                  ============        ============
Net income before income taxes                       1,821,745             554,828
                                                  ============        ============

Provision for tax benefit (expense)                   (631,628)                  0
                                                  ============        ============

Net income                                           1,190,117             554,828

Preferred stock dividend                               (22,910)            (45,226)

Net income attributable to
     common stockholders                          $  1,167,207             509,602
                                                  ============        ============

Earnings per Share:
     Basic earnings per share                     $       0.07        $       0.07
                                                  ------------        ------------

     Diluted earnings per share                   $       0.05        $       0.03
                                                  ------------        ------------

Basic weighted average shares outstanding           17,077,540           6,895,442
                                                  ------------        ------------
Diluted weighted average shares
     outstanding                                    22,580,105          14,848,360
                                                  ------------        ------------

*Includes operations of Compass Communications, Inc. due to a pooling of interests acquisition.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                 For The Period Ended March 31, 1998 (Unaudited)


                                   Preferred Stock                  Common Stock

                               Series B        Series C        Shares          Amount        Warrants
                             ------------    ------------   ------------    ------------   ------------
Stockholder's Equity
December 31, 1997            $  1,126,837    $    766,662     16,632,849    $ 32,389,218         99,082
                             ============    ============   ============    ============   ============
Dividend paid on Series B
Preferred Stock                                                    2,486          12,910

Dividend paid on Series C
Preferred Stock                                                    1,925          10,000

Conversion of Series B
Preferred Stock                  (168,502)                       134,563         168,502

Interest on Debenture paid
in Common Stock                                                    7,744          46,948

Warrant Exercises                                                295,000         645,000

Conversion of 8%
Debentures                                                       480,000         600,000

Incentive Stock Option
Exercises                                                         86,466          90,972

Treasury Stock Repurchase                                        (25,000)

Earnings for the Quarter
                             ------------    ------------   ------------    ------------   ------------
Stockholder's Equity              958,335    $    766,662     17,616,033    $ 33,963,550   $     99,082
March 31, 1998
                             ============    ============   ============    ============   ============

                                              Additional
                             Accumulated       Paid-In         Treasury
                               Deficit         Capital           Stock          Totals
                             ------------    ------------    ------------    ------------
Stockholder's Equity
December 31, 1997            $ (5,722,837)   $  2,862,027    $   (668,017)   $ 30,852,972
                             ============    ============    ============    ============
Dividend paid on Series B
Preferred Stock                   (12,910)

Dividend paid on Series C
Preferred Stock                   (10,000)

Conversion of Series B
Preferred Stock

Interest on Debenture paid
in Common Stock                                                                    46,948

Warrant Exercises                                                                 645,000

Conversion of 8%
Debentures                                                                        600,000

Incentive Stock Option
Exercises                                         (23,989)                         66,983

Treasury Stock Repurchase                                        (150,000)       (150,000)

Earnings for the Quarter        1,190,117                                       1,190,117
                             ------------    ------------    ------------    ------------
Stockholder's Equity         $ (4,555,630)   $  2,838,038    $   (818,017)   $ 33,252,020
March 31, 1998
                             ============    ============    ============    ============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                          1998           1997
                                                                      -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                   $ 1,167,207    $   384,843
  Adjustments to reconcile net income (loss) to
         net cash provided (used) by operating activities:
         Depreciation and Amortization                                    521,220        243,380
         (Increase) decrease in contracts receivable                   (1,198,250)    (2,811,998)
         (Increase) decrease in inventory                              (1,358,832)      (444,701)
         (Increase) in deferred tax assets                                 49,000
         (Increase) decrease in costs and estimated earnings in
              excess of billings on uncompleted contracts                (187,667)    (1,500,035)
         (Increase)  decrease in prepaid expenses                         (55,081)       (90,340)
         (Increase) decrease in accrued interest receivable               (13,250)
         (Increase)  decrease in income tax refund                              0        (10,500)
         (Decrease) increase in accounts payable                          (55,792)       919,577
         (Decrease) increase in accrued expenses                          252,820        442,384
         (Decrease) increase in billings in excess of cost and
              estimated earnings on uncompleted contracts                 510,562        233,286
         (Decrease) increase in income tax payable                        506,384
         (Decrease) increase in accrued offering costs                   (357,299)       481,000
                                                                      ===========    ===========
                   Net cash provided (used) by operating activities      (218,978)    (2,153,104)
                                                                      ===========    ===========

Cash flows from investing activities:
  (Purchase) sale of property and equipment                              (375,790)      (467,680)
  (Increase) decrease in other assets                                      16,671
  (Increase) decrease in deposits                                                        (20,350)
  (Increase) decrease in goodwill and other assets                        (92,309)    (1,613,865)
  (Increase) decrease in deferred acquisition costs                       (43,243)       138,742
                                                                      ===========    ===========
                   Net cash provided (uses) by investing activities      (494,671)    (1,963,153)

Cash flows from financing activities:
  (Repayment) increase of loans and other
  liabilities payable                                                  (1,274,054)     2,301,592
  Proceeds from private offering, net                                   1,231,840      5,249,523
  Loan to acquisition company                                            (713,350)             0
  (Repayment) proceeds from stockholder loan                              (21,604)             0
  (Increase) decrease in subscriptions receivable                               0     (3,300,000)
                                                                      ===========    ===========
                   Net cash provided (used) by financing activities      (777,168)     4,251,115
                                                                      ===========    ===========

Net (decrease) increase in cash                                        (1,490,817)       134,858

Cash, beginning of period                                               2,990,575          3,972

Cash, end of period                                                   $ 1,499,758    $   138,830
                                                                      ===========    ===========

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Significant accounting policies:

     Basis of presentation:

     In the  opinion of  management,  the  accompanying  consolidated  financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 and the Form SB-2 as filed on February 12, 1998.

     Principles of consolidation:

     The  consolidated  financial  statements  include the  financial  position, results of operations and cash flows of International FiberCom, Inc., and its wholly-owned subsidiaries, Kleven Communications, Inc., Compass Communications, Inc., Riley Underground Communications, Inc., Southern Communications Products, Inc. and Concepts In Communications, Inc. All material intercompany transactions, accounts and balances have been eliminated.

2.   Unaudited Pro Forma Condensed Consolidated Financial Statements:

     The accompanying consolidated statements of operations include the results of operations of Southern Communications Products, Inc. ("Southern") which the Company acquired effective October 1997.

     The following unaudited pro forma condensed consolidated financial statements for the quarter ended March 31, 1997 give effect to the acquisition of Southern by the Company pursuant to the Asset Purchase Agreement between the parties, and are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results of which may be obtained in the future.

     The pro forma financial information is based on the purchase method of accounting for the acquisition of Southern. The pro forma entries are described in the accompanying footnotes to the unaudited pro forma condensed consolidated statements. The pro forma unaudited condensed consolidated statements of operations assume that the acquisition took place on the first day of the period presented.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                                              Southern
                                               IFC         Communications      Pro Forma            IFC
                                           Consolidated    Products, Inc.     Adjustments       Consolidated

Contract Revenues                          $  8,385,556     $  3,249,860                        $ 11,635,416

Cost of Contract Revenues                     6,672,946        1,062,105                           7,735,052
                                           ============     ============                        ============

Gross Profit                                  1,712,610        2,187,755                           3,900,364

General and Administrative Expenses           1,231,147          346,598          226,149(1)       1,803,893
Provision for doubtful account                        0                0                                   0
                                           ============     ============     ============       ============

Profits from Operations                         481,463        1,841,157         (226,149)         2,096,471

Other Income (Expense):
              Interest Income                         7           21,979                              21,986
              Interest expense                  (93,706)                          (68,000)(2)       (161,706)
              Other Income                        2,402                                                2,403
              Gain on disposal of assets        164,662                                              164,662
                                           ============     ============     ============       ============

                                                 73,365           21,979          (68,000)            27,345
                                           ============     ============     ============       ============

Net income before income taxes                  554,828        1,863,136         (294,149)         2,123,816
                                           ============     ============     ============       ============


Provision for tax benefit (expense)                   0                0         (743,335)(3)       (743,335)
                                           ============     ============     ============       ============

Net income                                      544,828        1,863,136       (1,037,484)         1,380,480
                                           ============     ============     ============       ============

Preferred stock dividend                        (45,226)               0                             (45,226)
                                           ============     ============     ============       ============

Net income attributable to
              common stockholders               509,602        1,863,136       (1,037,484)         1,335,254
                                           ============     ============     ============       ============

Basic earnings per share                   $       0.07                                         $       0.11
Fully diluted earnings per share           $       0.03                                         $       0.07

Basic average shares outstanding              6,895,442                                           11,827,103
Diluted weighted average shares
              outstanding                    14,848,360                                           19,780,021

1.            Amortize goodwill
2.            Interest expense
3.            Income tax proration

ITEM 6.

         The Company filed no Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNATIONAL FIBERCOM, INC.




                                          BY /s/ Terry Beiriger
                                            ------------------------------------
                                                Terry Beiriger,
                                                Chief Financial Officer




         DATED: May 15, 1998