Form 10QSB/A
period 1998-03-31
INTERNATIONAL FIBERCOM INC
filed 1998-06-17
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB/A


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
                                                                  ============    ============

Stockholder's Equity:
     Series B 4% convertible preferred stock, no par value;
          4,400 authorized; 1518 issued and outstanding at
          December 1997, 1,291 issued and outstanding at March 1998    958,335       1,126,837
     Series C 4% convertible preferred stock, no par value;
          1,000 authorized, issued and outstanding                     766,662         766,662
     Common Stock, no par, 100,000,000 shares authorized;
          17,616,033 shares issued, 17,412,343 outstanding          33,963,550      32,389,218
     Common stock warrants                                              99,082          99,082
     Additional paid-in capital                                      2,838,038       2,862,027
     Retained earnings                                              (5,722,837)     (7,853,875)
     Current period profit (loss)                                    1,167,207       2,131,038
                                                                  ============    ============
                                                                    34,070,037      31,520,989
                                                                  ============    ============
     Less:  treasury stock 203,690 shares, at cost                    (818,017)       (668,017)
                                                                  ============    ============
Total Stockholders' Equity                                          33,252,020      30,852,972
                                                                  ============    ============
Total Liabilities and Stockholders' Equity                        $ 45,477,106    $ 43,495,437
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

                                          INTERNATIONAL FIBERCOM, INC.




                                          BY /s/ Terry W. Beiriger
                                            ------------------------------------
                                                Terry W. Beiriger,
                                                Chief Financial Officer




         DATED: June 16, 1998