Form 10QSB
period 1998-06-30
INTERNATIONAL FIBERCOM INC
filed 1998-08-14
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                             ----------------------


                                   Form 10-QSB
                                   -----------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  ---------------------------------------------
                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------


For the quarter ended June 30, 1998                  Commission File No 1-9690


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


                           Yes (X)                No (   )

             CommonStock without par value 21,239,684 shares issued
                   and 21,033,994 outstanding at June 30, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1. The financial statements are included herewith commencing on page F-1.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         International FiberCom, Inc., (the "Company") offers diversified telecommunications services and products to the telecommunications, cable television ("CATV") and other industries through its five wholly-owned subsidiaries. The Company provides a wide range of engineering, consulting and broadband network systems design, installation of structured cable and fiber-optic networks, complete telecommunications systems integration services, and sells and distributes new and secondary market telecommunications equipment to leading telecommunications companies, Regional Bell Operating Companies ("RBOCS"), telecommunications hardware resellers and other Fortune 500 companies.

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

         Business. In the second quarter of 1998, the Company continued to follow its strategy of becoming a one-stop solution for the telecommunications marketplace, offering a wide range of engineering, consulting and maintenance service for broadband, fiber-optic networks with local area network ("LAN") and wide area network ("WAN"). In 1997 and 1998, the Company has implemented this strategy through acquisitions of businesses that have complemented and enhanced its services, products and customer base.

         Effective April 1998 the Company purchased the assets of Riley Underground Communications, Inc. ("Riley") for cash and restricted shares of Common Stock and bought General Communications, Inc., ("General") for 17,857 shares of Common Stock effective June 1, 1998. Riley, which is based in California, builds and maintains broad based fiber-optic and other networks for major cable, telephone and other telecommunications companies. The Company has announced its intention to acquire two additional telecommunications companies with revenues of $18,000,000 and $12,600,000 respectively subject to completion of due diligence inspections, negotiations and definitive agreements. There can be no assurance that the Company will complete the aforementioned acquisitions.

Results of Operations

         The comparability of the results of operations for the second quarter of 1998 with the same period in 1997 was significantly impacted by the acquisition of Southern Communications Products, Inc., ("Southern") and Riley as shown in the Unaudited Pro Forma Consolidated Statement of Operations
information contained in this Report. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations for these periods discusses the operations in 1998 compared with actual operations in 1997 and the operations in 1998 compared with 1997 pro forma figures as if the Company had owned Southern and Riley since January 1997, which it has not. Both comparisons include the operations of Compass Communications, Inc. ("Compass") for 1997 and 1998, which was accounted for as a pooling of interests completed effective October 1997.

         Contract Revenues. Contract revenues for the second quarter of 1998 increased to $18,052,395 from $8,110,394 for the same period in 1997, an increase of 123%. This increase in revenues is primarily attributable to the addition of Southern's and Riley's revenues in the second quarter of 1998.

         On a pro forma basis, for the second quarter of 1998, contract revenues increased 46% from $12,354,364 in 1997 to $18,052,395. This increase is due primarily to higher levels of revenue generated by Concepts, principally from national customers such as Gambro Healthcare and Nike, Inc., increased sales by Southern, and increased contract activity by Riley.

         Gross Profit. The Company's gross profit increased to $6,204,361 for the second quarter of 1998 compared with $2,169,791 for the same period in 1997 due to the addition of gross profits from the operation of Southern and Riley and a marked increase in the gross profit margin of Concepts. The Company's gross profit margin increased from 27% of contract revenues in the second quarter of 1997 to 34% of contract revenues in the second quarter of 1998, primarily due to the gross profit margins of Southern and Concepts.

         On a pro forma basis, the Company's gross profit for the second quarter of 1998 was $6,204,361 compared with $4,177,145 for the same period in 1997. The improved gross profits of Concepts and the increase of Southern's gross profits overcame a weak quarter for both Kleven and Compass. Kleven's revenues and gross profits declined from the second quarter of 1997 because of a decline in work from Cox Communications during the second quarter of 1998. The Company's gross margin was 34% for both quarters.

         General and Administrative Costs. The Company's general and administrative expenses were $3,159,266 for the second quarter of 1998 compared with $1,559,406 for the same period in 1997, an increase of 102%. This increase is chiefly due to the addition of the general and administrative expenses of Southern and Riley, a significant portion of which relates to the amortization of intangibles resulting from the acquisition of Southern.

         On a pro forma basis, general and administrative expenses for the second quarter of 1998 were $3,159,266, or 18% of revenues, compared with $2,267,218, or 18% of revenues, for the same period in 1997. The Company has and will continue to consolidate duplicative administrative functions relating to its acquired companies to the extent possible. The administrative expenses of the Company increased because of significant amounts for amortization of intangibles resulting from the acquisitions of Concepts and Southern.

         Other Income (Expense). The Company's net expense in this category was $78,213 for the second quarter of 1998 compared with net expense of $95,223 for the same period in 1997.

         On a pro forma basis, other expense was $78,213 in the second quarter of 1998 as compared with a net expense of $183,001 for the same period in 1997. The difference is due primarily to a decrease in interest expenses of Kleven because of debt reduction and reduction of interest expense of the Company due to convertible debt conversion.

         Provision for Income Tax Benefit (Expense). The Company accrued income tax expense of $1,034,766 in the second quarter of 1998. No income tax expense was accrued in 1997 because of net operating loss carryovers of the Company and Kleven from 1996 and prior years.

         On a pro forma basis the provision for income taxes increased from $621,991 in the second quarter of 1997 to $1,034,766 in the same period of 1998 due to the higher net income before taxes of the Company.

         Net Income. The Company generated a net income of $1,932,116, or approximately 11% of revenues, for the second quarter of 1998 compared with net income of $515,322, or 6% of revenues for the same period in 1997. This is primarily a result of increased profit margins at Concepts and the addition of Southern and Riley.

         On a pro forma basis, the Company's net income increased to $1,932,116 in the second quarter of 1998 compared with a net income of $1,104,935 for the same period in 1997. Such increase was primarily due to the strong performance of both Concepts and Southern.

         Preferred Stock Dividend. The Company paid dividend of $10,000 on its Series C Convertible Preferred Stock for the second quarter of 1998 through the issuance of 1,124 shares of its Common Stock.

         Backlog. The Company had a backlog of approximately $6,050,000 on a work in process basis as of June 30, 1998. The Company expects such work orders to be completed by September 1998. Further, the Company has work orders, which were not started at June 30, 1998, for Cox Communications, Inc., the State of Tennessee, City of Phoenix, Nike, Inc., Neilsen Dillingham, TCG, Intregration Technologies, TCI, Cablevision, Inc., and Adelphia Communications. These work orders total in excess of $30,800,000. The Company expects to commence such work during the third quarter of 1998 and substantially complete the same by December 1998.

Liquidity and Capital Resources

         Operations. The Company has historically financed its operations through operating cash flow, lines of credit and debt and equity offerings. The Company's liquidity is impacted, to a large degree, by the nature of billing provisions under its installation and service contracts. Generally, in the early periods of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and profits.

         In the year to date for 1998, the Company used approximately $283,000 of net cash from operations. Cash generated from operations of $8,376,000, which includes net income of approximately $3,122,000, depreciation and amortization of $1,622,000, increase in accounts payable and accrued expense of $2,410,000, increase in taxes payable of $911,000 and the net increase in billings in excess of costs of $311,000, were used primarily for an increase in trade receivables of $4,260,000, an increase in inventory of $3,793,000 due to the higher sales activity of Concepts and Southern, decrease in accrued offering costs of $431,000, and an increase in other current assets of $175,000. The net cash used of $283,000 from operations in the year to date 1998 compares to a negative cash flow from operations of approximately $1,971,000 in the same period 1997.

         Investing Activities. For the year to date of 1998 the Company in part used approximately $3,896,000 in investing activities. These were comprised of the Company's purchase of fixed assets of approximately $2,986,000, an increase in intangible assets and other assets of $717,000, and an increase in deferred acquisitions cost of $193,000.

         Financing Activities. In the second quarter of 1998, the Company's financing activities generated approximately $2,539,000 consisting in part of an increase in loans and other liabilities payable of approximately $1,151,000, proceeds from warrant and stock option exercises of $1,550,000 and offset by treasury stock purchases of $162,000 made under the Company's stock repurchase program, which was terminated during the second quarter. The Company has called for redemption its 1,302,480 public Common Stock purchase warrants. Such warrants are exerciseable at $5.50 per share through August 18, 1998, after such date the Company will redeem any unexercised warrants at $.10 per warrant.

         As of June 30, 1998, the Company had three revolving lines of credit totaling approximately $2,600,000, with an available balance of approximately $1,100,000. The Company believes that with its current working capital, funds generated through its operations and available credit balances on its lines of credit it will have sufficient working capital to address the anticipated growth of demand and markets for its products and services for the next 12 to 18 months. The Company may, however, seek to obtain additional capital through an expanded working capital line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services.

         Inflation. The Company does not believe that it is significantly impacted by inflation.

         Seasonality.  The Company's operations are not seasonal in nature.

         Year 2000 issues. Like many companies, the Company is currently in the process of evaluating its computer software, databases and hardware to determine whether or not modifications will be required to prevent problems related to the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software, databases and embedded circuitry with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has not yet determined the cost of evaluating its computer software or databases or of making any modifications required to correct any "Year 2000" problems.

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

Item 1.       Legal Proceedings.

         The Company has no on-going or pending litigation at this time.

Items 2, and 3, are omitted because these Items are inapplicable to this Report.

Item 4.       Submission of Matters to a Vote of Security Holders.

         The Company held its 1998 Annual Meeting of Shareholders on July 10, 1998. The following Directors were elected for terms which will expire at the 1999 Annual Meeting of Shareholders: Joseph P. Kealy, Jerry A. Kleven, John F. Kealy, Richard J. Seminoff, and V. Thompson Brown, Jr.

         The shareholders approved the adoption of an amendment to the 1997 Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 1,200,000 to 3,200,000 shares with 14,232,986 shares voting for, 738,470 shares voting against and 85,226 shares abstaining.

         The shareholders also approved the adoption of the Employee Stock Purchase Plan, under which 2,000,000 shares of Common Stock are reserved for issuance to eligible employees who purchase stock under the Plan. Shareholders approved the adoption of this Plan with 14,500,911 shares voting for, 518,151 shares voting against and 37,620 shares abstaining.

         Finally, the shareholders ratified the selection of BDO Seidman as the independent public accountants for the Company's fiscal year ended December 31, 1998, with 14,965,955 shares voting for, 58,535 shares voting against and 32,192 shares abstaining.

Item 5.       Other Information.

         In April, 1998 the Company granted options to purchase 113,000 shares to its employees under the 1997 Stock Option Plan exerciseable at a price of $5.00 per share through April 2003. The Company also granted options to purchase 180,000 shares at the same price and on the same terms to the directors and officers under the Plan. The foregoing grants became effective upon the approval of the amendment to the Plan at the 1998 Annual Meeting of the Shareholders. In addition, the Company granted 44,000 non-qualified options to a third party with an exercise price of $1.74 per share with a two-year term in connection with an acquisition.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                (Unaudited)
                                                                  June 30,    December 31,
                                                                    1998          1997
                                                                -----------   -----------
Current Assets:
     Cash and cash equivalent                                   $ 1,349,672   $ 2,990,575
     Accounts receivable
     - trade, net of allowance                                   12,102,335     7,988,380
     - unbilled receivables                                         288,007       180,545
     - other                                                         66,362        27,586
     Inventory                                                    6,356,602     2,563,509
     Prepaid expenses                                               125,809       119,620
     Loan receivable related parties                                101,820             0
     Deferred tax asset                                             189,606       258,606
     Costs and estimated earnings in excess of billings           2,709,375     2,540,278
                                                                -----------   -----------

                  Total Current Assets                           23,289,588    16,669,099

Property and Equipment, net                                       7,452,907     5,573,568

Other Assets:
     Loans receivable related party                                 240,268       238,806
     Goodwill, net                                               22,543,351    20,083,941
     Covenant not to compete net                                    351,770       341,689
     Other assets                                                   331,816       347,142
     Deferred acquisition costs                                     192,624             0
     Debt issue costs, net                                          110,199       241,192
                                                                -----------   -----------

                                                                 23,770,028    21,252,770
                                                                -----------   -----------

                  Total Assets                                  $54,512,523   $43,495,437
                                                                ===========   ===========

                 INTERNATIONAL FIBERCOM, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          (Unaudited)
                                                                            June 30,      December 31,
                                                                             1998            1997
                                                                         ------------    ------------
Current Liabilities:
     Notes payable - current portion                                     $  2,740,333    $  1,493,945
     Notes payable - related party                                            137,000       1,754,674
     Obligations under capital lease                                          506,806         192,429
     Income taxes payable                                                     985,435         123,669
     Accounts payable
     - trade                                                                4,478,142       2,598,707
     - related parties                                                         24,207          19,610
     Accrued offering costs                                                      --           741,139
     Accrued expense                                                        1,572,464       1,093,686
     Billings in excess of cost estimated earnings                            529,971         218,585
                                                                         ------------    ------------

                  Total Current Liabilities                                10,974,358       8,236,444

Long-Term Liabilities:
     Notes payable-long term                                                3,973,335         798,698
     Notes payable-related party                                              243,000       3,051,326
     Obligations under capital lease - long term                              633,363         392,135
     Deferred income tax payable                                              143,862         163,862
                                                                         ------------    ------------
                  Total Long-Term Liabilities                               4,993,560       4,406,021
                                                                         ------------    ------------

                  Total Liabilities                                        15,967,918      12,642,465

Stockholders' Equity:
     Series B 4% convertible  preferred stock, no par value;
          4,400 authorized; 1518 issued and outstanding at
          December 1997, none issued and outstanding at June 1998                --         1,126,837
     Series C 4% convertible preferred stock, no par value;
          1,000 authorized, issued and outstanding                            766,662         766,662
     Common Stock, no par, 100,000,000 shares authorized;
          21,239,684 shares issued, 21,033,994 outstanding                 40,518,836      32,389,218
     Common stock warrants                                                     99,082          99,082
     Additional paid-in capital                                             2,862,027       2,862,027
     Accumulated deficit                                                   (2,638,889)     (5,722,837)
                                                                         ------------    ------------
                                                                           41,607,718      31,520,989
     Less:  treasury stock 205,690 shares, at cost                         (3,063,113)       (668,017)
                                                                         ------------    ------------
Total Stockholders' Equity                                                 38,544,605      30,852,972
                                                                         ------------    ------------
Total Liabilities and Stockholders' Equity                               $ 54,512,523    $ 43,495,437
                                                                         ============    ============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended              Six Months Ended
                                                      June 30,                        June 30,
                                            ----------------------------    ----------------------------
                                                1998            1997*           1998             1997*
                                            ------------    ------------    ------------    ------------
Contract Revenues                           $ 18,052,395    $  8,110,394    $ 30,928,477    $ 16,495,951

Direct Cost of Contract Revenues              11,848,034       5,940,603      20,370,446      12,613,550
                                            ------------    ------------    ------------    ------------

Gross Profit                                   6,204,361       2,169,791      10,558,031       3,882,401

General and Administrative Expenses            3,159,266       1,559,406       5,605,144       2,790,551
                                            ------------    ------------    ------------    ------------

Profit from operations                         3,045,095         610,385       4,952,887       1,091,850

Other Income (Expense):
     Interest income                              34,752          22,742          58,367          22,747
     Interest expense                           (139,299)       (128,233)       (263,260)       (221,939)
     Other income                                 24,194             552          29,425           2,955
     Gain on disposal of assets                    2,140           9,716          11,208         174,378
                                            ------------    ------------    ------------    ------------
                                                 (78,213)        (95,223)       (164,260)        (21,859)
                                            ------------    ------------    ------------    ------------

Net income before income taxes                 2,966,882         515,162       4,788,627       1,069,991
                                            ------------    ------------    ------------    ------------


Provision for tax benefit (expense)           (1,034,766)            160      (1,666,394)            160
                                            ------------    ------------    ------------    ------------

Net income                                  $  1,932,116    $    515,322    $  3,122,233    $  1,070,151
                                            ============    ============    ============    ============

Preferred stock dividend                         (15,375)        (67,837)        (38,285)       (113,063)
                                            ------------    ------------    ------------    ------------

Net income attributable to
     common stockholders                    $  1,916,741    $    447,485    $  3,083,948    $    957,088
                                            ============    ============    ============    ============

Earnings per Share:
     Basic earnings per share               $       0.10    $       0.06    $       0.17    $       0.14
                                            ============    ============    ============    ============
     Diluted earnings per share (Note 4)    $       0.09    $       0.04    $       0.14    $       0.07
                                            ============    ============    ============    ============

Basic weighted average shares outstanding     19,131,382       6,934,053      18,102,201       6,899,220
                                            ------------    ------------    ------------    ------------
Diluted weighted average shares
     outstanding                              23,567,998      14,621,799      23,124,075      14,521,004
                                            ------------    ------------    ------------    ------------

*Includes operations of Compass Communications, Inc. due to a pooling of interests acquisition.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        For The Period Ended March 31, 1998 and June 30, 1998 (Unaudited)

                                         Preferred Stock             Common Stock
                                   ------------------------    ------------------------
                                     Series B     Series C       Shares        Amount      Warrants
                                   -----------  -----------    ----------   -----------   ---------
Stockholders' Equity
December 31, 1997                   $1,126,837  $   766,662    16,632,849   $32,389,218   $  99,082
Dividend paid on Series B
Preferred Stock                                                     2,486       12,910
Dividend paid on Series C
Preferred Stock                                                     1,925       10,000
Conversion of Series B
Preferred Stock                       (168,502)                   134,563      168,502
Interest on Debenture paid
in Common Stock                                                     7,744       46,918

Warrant Exercises                                                 295,000      645,000
Conversion of 8%
Debentures                                                        480,000      600,000

Stock Option Exercises                                             86,466       91,002
Treasury Stock Repurchase                                         (25,000)
Earnings for the Quarter
                                   -----------  -----------    ----------   -----------   ---------

Stockholders' Equity
March 31, 1998                         958,335      766,662    17,616,033    33,963,550      99,082
Dividend paid on Series B
Preferred Stock                                                       813         5,375
Dividend paid on Series C
Preferred Stock                                                     1,124        10,000

Riley Acquisition                                                  28,236       150,000
General Acquisition                                                17,857       125,000
Conversion of Series B
Preferred Stock                       (958,335)                   657,483       958,335

Warrant Exercises                                                 471,453       709,378
Shares Purchased Under
ESPP                                                               92,707       383,894
Issuance of additional
Shares under 1997 Private
Placement                                                         300,000     1,948,959
 Stock Option Exercises                                         2,055,978     2,264,345

Treasury Stock Repurchase                                          (2,000)
Earnings for the Quarter
                                   -----------  -----------    ----------   -----------   ---------
Stockholders' Equity
June 30, 1998                             --    $   766,662    21,239,684   $40,518,836   $  99,082
                                   ===========  ===========    ==========   ===========   =========

                                                  Additional
                                    Accumulated     Paid-In         Treasury
                                      Deficit       Capital          Stock        Totals
                                   -----------    -----------   -----------     ----------
Stockholders' Equity
December 31, 1997                  $(5,722.837)   $ 2,862,027   $  (668,017)   $30,852,972
Dividend paid on Series B
Preferred Stock                        (12,910)
Dividend paid on Series C
Preferred Stock                        (10,000)
Conversion of Series B
Preferred Stock
Interest on Debenture paid
in Common Stock                                                                     46,918

Warrant Exercises                                                                  645,000
Conversion of 8%
Debentures                                                                         600,000

Stock Option Exercises                                              (23,989)        67,013
Treasury Stock Repurchase                                          (150,000)      (150,000)
Earnings for the Quarter             1,190,117                                   1,190,117
                                   -----------    -----------   -----------     ----------

Stockholders' Equity
March 31, 1998                      (4,555,630)     2,862,027      (842,006)    33,252,020
Dividend paid on Series B
Preferred Stock                         (5,375)
Dividend paid on Series C
Preferred Stock                        (10,000)

Riley Acquisition                                                                  150,000
General Acquisition                                                                125,000
Conversion of Series B
Preferred Stock

Warrant Exercises                                                                  709,378
Shares Purchased Under
ESPP                                                                               383,894
Issuance of additional
Shares under 1997 Private
Placement                                                                        1,948,959
 Stock Option Exercises                                          (2,209,037)        55,308

Treasury Stock Repurchase                                           (12,070)       (12,070)
Earnings for the Quarter             1,932,116                                   1,932,116
                                   -----------    -----------   -----------    -----------
Stockholders' Equity
June 30, 1998                      $(2,638,889)   $ 2,862,027   $(3,063,113)   $38,544,605
                                   ===========    ===========   ===========    ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                          1998           1997
                                                                      -----------    -----------
Cash flows from operating activities:
  Net income                                                          $ 3,122,233    $   957,088
  Adjustments to reconcile net income to
         net cash provided (used) by operating activities:
         Depreciation and amortization                                  1,622,020        583,681
         Increase in contracts receivable                              (4,260,193)    (2,578,220)
         Increase in inventory                                         (3,793,093)      (514,590)
         Increase in costs and estimated earnings in
              excess of billings on uncompleted contracts                (169,097)    (1,933,445)
         Increase in prepaid expenses                                      (6,189)      (129,473)
         Increase in accounts payable                                   1,884,032        841,395
         Increase in accrued expenses                                     525,696        166,485
         Increase in billings in excess of cost and
              estimated earnings on uncompleted contracts                 311,386        218,118
         Increase in income taxes payable                                 910,766           --
         (Decrease) increase in accrued offering costs                   (430,816)       418,000
                                                                      -----------    -----------
                   Net cash used by operating activities                 (283,255)    (1,970,961)

Cash flows from investing activities:
Purchase of property and equipment                                     (2,986,485)    (1,003,971)
(Increase) decrease in deposits and other assets                           43,037        (27,705)
(Increase) decrease in intangible assets                                 (760,406)    (1,586,487)
(Increase) decrease in deferred acquisition costs                        (192,624)       120,959
                                                                      -----------    -----------
                   Net cash provided (uses) by investing activities    (3,896,478)    (2,497,204)


Cash flows from financing activities:
Increase of loans, lease obligations and other
     long-term liabilities                                              1,150,630        188,444
Proceeds from warrant and stock option exercises                        1,550,270           --
Treasury stock repurchase                                                (162,070)          --
Proceeds from private offering, net                                          --        4,605,360
                                                                      -----------    -----------

                   Net cash provided by financing activities            2,538,830      4,793,804
                                                                      -----------    -----------

Net (decrease) increase in cash                                        (1,640,903)       325,639

Cash, beginning of period                                               2,990,575          3,972
                                                                      -----------    -----------

Cash, end of period                                                   $ 1,349,672    $   329,611
                                                                      ===========    ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SUPPLEMENTAL SCHEDULE OF NON-CASH
                 OPERATING, INVESTING, AND FINANCING ACTIVITIES
                                   (Unaudited)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                                                1998              1997
                                                                             ----------        ----------
Accrued interest paid in Common Stock                                        $   46,918        $     --

Accrued offering costs paid in Common Stock                                     310,323              --

Common Stock issued relating to Business Acquisitions                           275,000              --

Convertible debt converted to Common Stock                                      600,000              --

Issuance of additional shares relating to the 1997 private placement          1,948,959              --

Series B Preferred Stock converted to Common Stock                            1,126,837              --

Dividends on Series C Preferred Stock paid in Common Stock                       38,285           113,063


                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.   Significant accounting policies:

     Basis of presentation:

     In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of its operations for the three months ended June 30, 1998. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

     The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and the Form SB-2 as filed on February 12, 1998.

     Effective April 1998 the Company purchased the assets of Riley Underground Communications, Inc. ("Riley") for cash and restricted shares of Common Stock and bought General Communications, Inc., ("General") for 17,857 shares of Common Stock effective June 1, 1998. Riley, which is based in California, builds and maintains broad based fiber-optic and other networks for major cable, telephone and other telecommunications companies. The Company has announced its intention to acquire two additional telecommunications companies with revenues of $18,000,000 and $12,600,000 respectively subject to completion of due diligence inspections, negotiations and definitive agreements. There can be no assurance that the Company will complete the aforementioned acquisitions.

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

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




2.   Inventory:

     Inventory consists of the following at June 30, 1998:

     Cabling and equipment                                       $     978,907

     New and secondary market telephone equipment                    6,933,697

     Less:  allowance for obsolete inventory                        (1,556,002)
                                                                 -------------

                                                                 $   6,356,602
                                                                 =============

3. Stockholders' Equity:


     Diluted Earnings Per Share:                     Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                                  ---------------------------       -----------------------------
                                                      1998           1997                   1998         1997
                                                  -------------  ------------       -------------   -------------
     Income available to common stockholders
         used in basic EPS                        $   1,916,741  $    447,485       $   3,083,948   $     957,088
     Preferred stock dividends                           15,375        67,837              38,285         113,063
     Interest and financial expense on
         convertible debentures                         103,577        19,500             103,577               -
                                                  -------------  ------------       -------------   -------------

     Income available to  common stockholders
           after assumed conversions
           of diluted securities                  $   2,035,693  $    534,822       $   3,225,810   $   1,070,151
                                                  =============  ============       =============   =============

     Diluted weighted average
           shares outstanding                        23,567,998    14,621,799          23,124,075      14,521,004

     Diluted earnings per share                   $        0.09  $       0.04       $        0.14   $        0.07
                                                  =============  ============       =============   =============

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Segment Information

     The Company's operations are classified into four principal reportable segments that provided different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. Segmented information is reported in a different manner from the 1997 annual report to better describe how management currently analyzes its financial information and to consolidate by division how the Company is marketed to the general public and its clients.

     June 30, 1997   (Three Month Period Ending)

                                 Construction                      Equipment
                                   Services       Engineering        Sales          Other            Total
                                   --------       -----------        -----          -----            -----
     Revenues                  $      6,578,503  $    1,531,891           -               -    $   8,110,394

     Interest Expense                    88,929           9,257           -    $     30,047          128,233

     Depreciation and
       Amortization                     207,557          66,335           -               -          273,892

     Operating Income
       (Loss)                           515,273          76,352           -          18,760          610,385

     Assets                          12,116,356       2,121,745           -       1,902,249       16,140,350

     June 30, 1997  (Six Month Period Ending)

                                 Construction                      Equipment
                                   Services       Engineering        Sales          Other            Total
                                   --------       -----------        -----          -----            -----
     Revenues                  $     13,096,638  $    3,399,313           -               -    $  16,495,951

     Interest Expense                   162,028          17,897           -    $     42,014          221,939

     Depreciation and
       Amortization                     417,122         130,335           -               -          547,457

     Operating Income
       (Loss)                           914,834         209,753           -         (32,737)       1,091,850

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     June 30, 1998   (Three Month Period Ending)

                                 Construction                      Equipment
                                   Services       Engineering        Sales          Other            Total
                                   --------       -----------        -----          -----            -----
     Revenues                  $     11,145,110    $  1,745,020   $  5,162,265            -    $  18,052,395

     Interest Expense                    61,842           4,908         55,468  $    17,081          139,299

     Depreciation and
       Amortization                     448,421         113,200        251,793      181,037          994,451

     Operating Income
       (Loss)                           639,086        (434,563)     3,325,628     (485,056)       3,045,095

     Assets                          17,919,648       3,348,478     29,867,799    3,376,598       54,512,523

     June 30, 1998   (Six Month Period Ending)

                                 Construction                      Equipment
                                   Services       Engineering        Sales          Other            Total
                                   --------       -----------        -----          -----            -----
     Revenues                  $     19,558,300    $  3,314,776   $ 8,055,401              -   $  30,928,477

     Interest Expense                   114,420          16,038        97,581   $     35,221         263,260

     Depreciation and
       Amortization                     674,307         244,300       494,876        208,537       1,622,020

     Operating Income
       (Loss)                         1,143,777        (524,677)     4,911,574      (577,787)       4,952,887

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)







4.   Unaudited Pro Forma Condensed Consolidated Financial Statements:

     The accompanying consolidated statements of operations include the results of operations of Southern Communications Products, Inc. ("Southern") which the Company acquired effective October 1997 and Riley Underground Communications, Inc. ("Riley") which the Company acquired in April 1998.

     The  following  unaudited  pro  forma  condensed   consolidated   financial
     statements for the quarter ended June 30,1997 give effect to the acquisition of Southern and Riley by the Company pursuant to the Agreements between the parties, and are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results of which may be obtained in the future.

     The pro forma financial information is based on the purchase method of accounting for the acquisition of Southern and Riley. The pro forma entries are described in the accompanying footnotes to the unaudited pro forma condensed consolidated statements. The pro forma unaudited condensed consolidated statements of operations assume that the acquisition took place on the first day of the period presented.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     FOR THE THREE MONTHS ENDED JUNE 30,1997

                                          IFC, Inc.        Southern         Riley                              Pro Forma
                                          and              Communications   Underground       Pro Forma        Consolidated
                                          Subsidiaries     Products, Inc.   Comm., Inc.       Adjustments      Amounts
                                          ------------     --------------   -----------       -----------      --------------
Contract Revenues                         $  8,110,394     $   3,255,082    $     988,888                      $   12,354,364

Cost of Contract Revenues                    5,940,603         1,352,195          884,421                           8,177,219
                                          ------------     -------------    -------------                      --------------

Gross Profit                                 2,169,791         1,902,887          104,467                           4,177,145

General and Administrative Expenses          1,559,406           360,512          116,860      $ 230,440(1)         2,267,218
                                          ------------     -------------    -------------                      --------------

Profits from Operations                        610,385         1,542,375          (12,393)                          1,909,927

Other Income (Expense):
              Interest Income                   22,742            13,002                -                              35,744
              Interest expense                (128,233)                -          (32,780)                           (229,013)
              Other Income                         552                 -                -                                 552
              Gain on disposal of assets         9,716                 -                -                               9,716
                                          ------------     -------------    -------------                      --------------

                                               (95,223)           13,002          (32,780)       (68,000)(2)         (183,001)
                                          ------------     -------------    -------------                      --------------

Net income before income taxes                 515,162         1,555,377          (45,173)                          1,726,926
                                          ============     =============    =============                      ==============


Provision for tax benefit (expense)                160                 -                -       (622,151)(3)         (621,991)
                                          ------------     -------------    -------------                      ==============

Net income                                $    515,322     $   1,555,377    $     (45,173)                     $    1,104,935
                                          ============     =============    =============                      ==============

Preferred stock dividend                       (67,837)                -                -                             (67,837)
                                          ------------     -------------    -------------                      --------------
Net income attributable to
              common stockholders         $    447,485     $   1,555,377    $     (45,173)                     $    1,037,098
                                          ============     =============    =============                      ==============

Basic earnings per share                  $       0.06                                                         $         0.09
                                          ============                                                         ==============
Fully diluted earnings per share                  0.03                                                                   0.05
                                          ============                                                         ==============

Basic average shares outstanding             6,934,053                                                             12,033,950
Diluted weighted average shares
Outstanding                                 14,621,799                                                             19,721,696

(1.)       Amortize goodwill
(2.)       Interest expense
(3.)       Income tax proration

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      FOR THE SIX MONTHS ENDED JUNE 30,1997

                                          IFC, Inc.         Southern          Riley                               Pro Forma
                                          and               Communications    Underground        Pro Forma        Consolidated
                                          Subsidiaries      Products, Inc.    Comm., Inc.        Adjustments      Amounts
                                          ------------      --------------    -----------        -----------      ------------

Contract Revenues                         $ 16,495,951      $   6,504,942    $   1,977,776                        $   24,978,669

Cost of Contract Revenues                   12,613,550          2,414,300        1,768,842                            16,796,692
                                          ------------      -------------    -------------                        --------------

Gross Profit                                 3,882,401          4,090,642          208,934                             8,181,977

General and Administrative Expenses          2,790,551            707,110          233,719        $ 460,879(1)         4,192,259
                                          ------------      -------------    -------------                        --------------

Profits from Operations                      1,091,850          3,383,532          (24,785)                            3,989,718

Other Income (Expense):
              Interest Income                   22,747             36,156                -                                58,903
              Interest expense                (221,939)                 -          (65,560)        (136,000)(2)         (423,499)
              Other Income                       2,955                  -                -                                 2,955
              Gain on disposal of assets       174,378             (1,175)               -                               173,203
                                         -------------     --------------    -------------                        --------------

                                               (21,859)            34,981          (65,560)                             (188,438)
                                         -------------     --------------    -------------                        --------------

Net income before income taxes               1,069,991          3,418,513          (90,345)                            3,801,280
                                         =============     ==============    =============                        ==============


Provision for tax benefit (expense)                160                  -                -       (1,367,405)(3)       (1,367,245)
                                         -------------     --------------    -------------                        --------------

Net income                                   1,070,151          3.418,513          (90,345)                            2,434,035
                                         =============     ==============    =============                        ==============

Preferred stock dividend                      (113,063)                 -                -                              (113,063)
                                         -------------     --------------    -------------                        --------------
Net income attributable to
              common stockholders        $     957,088     $    3,418,513    $     (90,345)                       $    2,320,972
                                         =============     ==============    =============                        ==============

Basic earnings per share                 $        0.14                                                            $         0.19
                                         =============                                                            ==============
Fully diluted earnings per share                  0.07                                                                      0.12
                                         =============                                                            ==============

Basic average shares outstanding             6,899,220                                                                11,999,117
Diluted weighted average shares
Outstanding                                 14,521,004                                                                19,620,901

(1.)       Amortize goodwill
(2.)       Interest expense
(3.)       Income tax proration

ITEM 6.

         The Company filed no Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL FIBERCOM, INC.




                                    By /s/ Terry Beiriger
                                      ----------------------------
                                           Terry Beiriger,
                                           Chief Financial Officer




         DATED:   August 14, 1998