Form 10QSB
period 1998-09-30
INTERNATIONAL FIBERCOM INC
filed 1998-11-13
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1998               COMMISSION FILE NO 1-9690


                          INTERNATIONAL FIBERCOM, INC.


Incorporated in the State of Arizona                          IRS No. 86-0271282


                       3410 E. University Drive, Suite 180
                                Phoenix, AZ 85034
                                 (602) 941-1900



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.


                            Yes (X)           No ( )

            Common Stock without par value 26,271,545 shares issued
                and 26,065,855 outstanding at September 30, 1998

                         PART I - FINANCIAL INFORMATION



ITEM 1. THE FINANCIAL STATEMENTS ARE INCLUDED HEREWITH COMMENCING ON PAGE F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         International FiberCom, Inc. offers a wide variety of services and equipment to the telecommunications, cable television and other related industries through the eight wholly-owned subsidiaries in the following segments:

CONSTRUCTION SERVICES      Our Construction Services segment consists of outside
                           plant and systems integration  services.  Our outside
                           plant services specialize in the design, installation
                           and  maintenance  of other  related  services for the
                           telecommunication  and  other  CATV  industries.  Our
                           systems   integration    services   include   design,
                           engineering,    installation   and   maintenance   of
                           structured   cable  systems,   network  hardware  and
                           software,       workstation      peripherals      and
                           intercommunications    systems,    primarily   within
                           commercial, industrial and government facilities. We have four subsidiaries in this segment:

                           o        Kleven Communications, Inc. ("Kleven")
                           o Kleven Communications-CA, Inc. dba Riley Communications, Inc. ("Riley")
                           o        Concepts     in     Communications,     Inc.
                                    ("Concepts")
                           o        General   Communications   Services,    Inc.
                                    ("General")

ENGINEERING                Our Engineering  segment  specializes in video, voice
                           data network development using state of the art, fiber-optic distribution platforms. At the present time we have one subsidiary in this segment:

                           o        Compass Communications, Inc. ("Compass")

EQUIPMENT SALES            Our Equipment  Sales segment  subsidiaries  purchase,
                           sell  and  deal  in new and  used  telecommunications
                           equipment used in the digital  access,  switching and
                           transport   systems  of  leading   telecommunications
                           companies,   Regional   Bell   Operating   Companies,
                           telecommunications   hardware   resellers  and  other
                           Fortune 500 companies. We have three subsidiaries in this segment:

                           o        Southern   Communications   Products,   Inc.
                                    ("Southern")
                           o        Diversitec, Inc. ("Diversitec")
                           o        United Tech, Inc. ("United")

         Our strategy is to be a one-stop solution for the telecommunications marketplace. This strategy involves offering a wide range of engineering, consulting and maintenance services for fiber-optic and broadband networks and systems integrated with local area network ("LAN") and wide area network ("WAN") expertise and capabilities. A LAN is a group of personal computers linked together in a building or campus to share programs, data, E-mail, peripherals and other resources. A WAN is a network that covers a large geographic area, such as a state or country.

         We derive a substantial portion of our revenue from contracts that are accounted for under the percentage of completion method of accounting. Under this method, revenues are recorded as work progresses on a contract. Overall gross margin percentages can increase or decrease based upon changes in the estimated gross margin percentages over the lives of the individual contracts.

         Effective September 1, 1998 we acquired United and Diversitec for total consideration consisting of 1,502,000 and 1,752,000 restricted shares of Common Stock, respectively. Both acquisitions have been accounted for as poolings-of-interest.

RESULTS OF OPERATIONS

         The comparability of the results of operations for the third quarter of 1998 with the same period in 1997 was significantly impacted by the acquisition of Southern Communications Products, Inc., ("Southern") as shown in the Unaudited Pro Forma Consolidated Statement of Operations information contained in this Report. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations for these periods discusses the operations in 1998 compared with actual operations in 1997 and the operations in 1998 compared with 1997 pro forma figures as if the Company had owned Southern since January 1997, which it has not.

         Effective October 1997, the Company acquired Compass and effective September 1998 the Company acquired both United and Diversitec. All of these acquisitions were accounted for as poolings-of-interest and accordingly, the consolidated financial statements of the Company for all periods prior to the acquisition dates have been restated to include the accounts and results of operations of these companies.

         CONTRACT REVENUES. Contract revenues for the third quarter of 1998 increased to $25,685,899 from $13,534,964 for the same period in 1997, an increase of 90%. This increase in revenues is primarily attributable to the addition of Southern's and Riley's revenues in the third quarter of 1998, as well as increased contract activity for Kleven and Concepts.

         On a pro forma basis, for the third quarter of 1998, contract revenues increased 66% from $15,516,871 in 1997 to $25,685,899. This increase is due primarily to higher levels of revenue generated by Concepts and Kleven, increased sales by Southern and increased contract activity at Riley.

         GROSS PROFIT. The Company's gross profit increased to $8,590,163 for the third quarter of 1998 compared with $3,835,199 for the same period in 1997 due to the addition of gross profits from the operations of Southern and Riley and a marked increase in the gross profit margin of Concepts. The Company's gross profit margin increased from 28% of contract revenues in the third quarter of 1997 to 33% of contract revenues in the third quarter of 1998, primarily due to the gross profit margins of Southern and Concepts.

         On a pro forma basis, the Company's gross profit for the third quarter of 1998 was $8,590,163 compared with $5,475,621 for the same period in 1997. This increase is due primarily to the increase of gross profits for Concepts as well as the addition of Riley in 1998.

         GENERAL AND ADMINISTRATIVE COSTS. The Company's general and administrative expenses were $4,201,770 for the third quarter of 1998 compared with $2,303,977 for the same period in 1997, an increase of 82%. This increase is chiefly due to the addition of the general and administrative expenses of Southern and Riley, of which a significant portion relates to the amortization of intangibles resulting from the acquisition of Southern.

         On a pro forma basis, general and administrative expenses for the third quarter of 1998 were $4,201,170, or 16% of revenues, compared with $3,041,047, or 20% of revenues, for the same period in 1997. The Company has and will continue to consolidate duplicative administrative functions relating to its acquired companies to the extent possible. The administrative expenses of the Company is a result of significant increase in the amortization of intangibles resulting from the acquisitions of Concepts and Southern.

         OTHER INCOME (EXPENSE). The Company's net expense in this category was $270,082 for the third quarter of 1998 compared with net expense of $209,624 for the same period in 1997.

         On a pro forma basis, other expense was $270,082 in the third quarter of 1998 as compared with a net expense of $294,864 for the same period in 1997. The difference is due primarily to an increase in interest income at the parent level.

         PROVISION FOR INCOME TAX BENEFIT (EXPENSE). The Company accrued income tax expense of $866,835 in the third quarter of 1998 compared to income tax expense of $90,621 for 1997.

         On a pro forma basis the provision for income taxes increased from $830,361 in the third quarter of 1997 to $866,835 in the same period of 1998 due to the higher net income before taxes of the Company.

         NET INCOME. The Company generated a net income of $2,362,076, or approximately 9% of revenues, for the third quarter of 1998 compared with net income of $1,230,977, or 9% of revenues for the same period in 1997. The increase in net income is primarily a result of increased profit margins at Concepts, and the addition of the net income of Southern and Riley. The net income of the Company was impacted significantly due to non-recurring acquisition costs of $890,000 related to the acquisitions of United and Diversetic.

         On a pro forma basis, the Company's net income increased to $2,362,076 in the third quarter of 1998 compared with a net income of $1,309,349 for the same period in 1997. Such increase was primarily due to the strong performance of both Concepts and Southern.

         PREFERRED STOCK DIVIDEND. The Company paid dividend of $8,602 on its Series C Convertible Preferred Stock for the third quarter of 1998 through the issuance of 1,316 shares of its Common Stock.

         BACKLOG. The Company had a backlog of approximately $25.1 million on a work in process basis as of September 30, 1998. The Company expects such work orders to be completed by March 1999. Further, the Company has work orders, which were not started at September 30, 1998, for Cox Communications, Inc., the State of Tennessee, Nike, Inc., Neilsen Dillingham, TCG, Intregration Technologies, TCI, and Cablevision, Inc. totaling in excess of $33 million The Company expects to commence such work during the fourth quarter of 1998 and substantially complete the same by December 1999.

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

         In the year to date for 1998, the Company used approximately $1,787,000 of net cash from operations. Cash generated from operations of $27,787,000, includes net income of approximately $8,235,000, depreciation and amortization of $2,377,000, increase in accounts payable and accrued expense of $4,152,000, increase in taxes payable of $1,720,000, acquisition fees paid in stock of 150,000 shares, a net increase in billings in excess of costs of $1,153,000, an increase in trade receivables of $10,514,000, an increase in inventory of $6,995,000, a decrease in accrued offering costs of $431,000, and an increase in other current assets of $1,635,000. The net cash used of $1,787,000 from operations for the nine months ended September 30, 1998 compares to net cash used from operations of approximately $2,258,000 in the same period 1997.

         INVESTING ACTIVITIES. For the nine months ended September 30, 1998 the Company used approximately $6,120,000 in investing activities. Such amount consists of the Company's purchase of fixed assets of approximately $4,710,000, an increase in intangible and other assets of $1,295,000, and an increase in deferred acquisitions cost of $115,000.

         FINANCING ACTIVITIES. In the third quarter of 1998, the Company's financing activities generated approximately $10,644,000 consisting in part of an increase in loans and other liabilities payable of approximately $2,561,000, proceeds from warrant and stock option exercises of $8,891,000 and offset by treasury stock purchases of $162,000 made under the Company's stock repurchase program, which was terminated during the third quarter, and subchapter S corporation shareholder distribution to the former shareholders of Diversitec of $646,000.

         As of September 30, 1998, the Company had four revolving lines of credit totaling approximately $5,400,000, with an available balance of approximately $1,600,000. The Company believes that with its current working capital, funds generated through its operations and available credit balances on its lines of credit it will have sufficient working capital to address the anticipated growth of demand and markets for its products and services for the next 12 to 18 months. The Company may, however, seek to obtain additional capital through an expanded working capital line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services.

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

ITEM 5.        OTHER INFORMATION.

         In September, 1998 the Company granted options to purchase 43,000 shares to the directors and officers under the 1997 Stock Option Plan exerciseable at a price of $5.00 per share through April 2003. The foregoing grants became effective upon the completion of the United and Diversitec acquisitions.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                           (Unaudited)
                                                          September 30,   December 31,
                                                               1998            1997
                                                          -------------   -------------
Current Assets:
     Cash and cash equivalent                             $   6,092,249   $   3,355,875
     Accounts receivable
     - trade, net of allowance                               19,677,439       9,343,488
     - unbilled receivables                                      88,124         180,545
     - other                                                    299,732          27,586
     Inventory  (Note 2)                                     13,142,429       6,147,801
     Prepaid expenses                                           319,740         119,620
     Loan receivable related parties                             66,321          52,000
     Deferred tax asset                                         189,606         258,606
     Costs and estimated earnings in excess of billings       3,974,759       2,540,278
                                                          -------------   -------------
                  Total Current Assets                       43,850,399      22,025,799

Property and Equipment, net                                   8,953,788       5,616,633

Other Assets:
     Loans receivable related party                             246,327         238,806
     Goodwill, net                                           22,964,502      20,083,941
     Covenant not to compete net                                332,436         341,689
     Other assets                                               377,149         347,692
     Deferred acquisition costs                                 115,381            --
     Debt issue costs, net                                       82,774         241,192
                                                          -------------   -------------

                                                             24,118,569      21,253,320
                                                          -------------   -------------

                  Total Assets                            $  76,922,756   $  48,895,752
                                                          =============   =============

                 INTERNATIONAL FIBERCOM, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       (Unaudited)
                                                                      September 30,    December 31,
                                                                           1998             1997
                                                                      -------------    -------------
Current Liabilities:
     Notes payable - current portion                                  $   5,143,666    $   2,209,948
     Notes payable - related party                                        2,045,277        2,965,301
     Obligations under capital lease                                        595,800          192,429
     Income taxes payable                                                 1,794,620          123,669
     Accounts payable
     - trade                                                              7,785,224        4,669,034
     - related parties                                                         --             19,610
     Accrued offering costs                                                    --            741,139
     Accrued expense                                                      2,226,455        1,218,602
     Billings in excess of cost estimated earnings                        1,371,274          218,585
                                                                      -------------    -------------

                  Total Current Liabilities                              20,962,316       12,358,317

Long-Term Liabilities:
     Notes payable-long term                                              1,571,174          923,381
     Notes payable-related party                                          1,489,401        3,051,326
     Obligations under capital lease - long term                            850,061          392,135
     Deferred income tax payable                                            143,862          163,862
                                                                      -------------    -------------
                  Total Long-Term Liabilities                             4,054,498        4,530,704
                                                                      -------------    -------------

                  Total Liabilities                                      25,016,814       16,889,021

Stockholders' Equity:
     Series B 4% convertible preferred stock, no par value;
       4,400 authorized; 1518 issued and outstanding at
       December 1997, none issued and outstanding at September 1998            --          1,126,837
     Series C 4% convertible preferred stock, no par value;
          1,000 authorized, 400 issued and outstanding                      306,665          766,662
     Common Stock, no par, 100,000,000 shares authorized;
          26,271,545 shares issued, 26,065,855 outstanding               48,829,123       32,390,731
     Common stock warrants                                                                    99,082
     Additional paid-in capital                                           2,862,027        2,862,027
     Accumulated deficit                                                  2,971,240       (4,570,591)
                                                                      -------------    -------------
                                                                         54,969,055       32,674,748
     Less:  treasury stock 205,690 shares, at cost                       (3,063,113)        (668,017)
                                                                      -------------    -------------
Total Stockholders' Equity                                               51,905,942       32,006,731
                                                                      -------------    -------------
Total Liabilities and Stockholders' Equity                            $  76,922,756    $  48,895,752
                                                                      =============    =============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        1998            1997*           1998            1997*
                                                    ------------    ------------    ------------    ------------
Contract Revenues                                   $ 25,685,899    $ 13,534,964    $ 71,757,712    $ 41,798,291

Direct Cost of Contract Revenues                      17,095,736       9,699,765      47,213,446      29,474,412
                                                    ------------    ------------    ------------    ------------

Gross Profit                                           8,590,163       3,835,199      24,544,266      12,323,879

General and Administrative Expenses                    4,201,170       2,303,977      12,256,633       6,697,072
                                                    ------------    ------------    ------------    ------------

Profit from operations                                 4,388,993       1,531,222      12,287,633       5,626,807

Other Income (Expense):
     Interest income                                      87,417          26,298         153,292          50,395
     Interest expense                                   (323,217)       (242,238)       (710,170)       (591,298)
     Other income                                        (35,532)         (1,243)        (84,856)          1,712
     Gain on disposal of assets                            1,250           7,559          12,460         309,742
                                                    ------------    ------------    ------------    ------------
                                                        (270,082)       (209,624)       (629,274)       (229,449)
                                                    ------------    ------------    ------------    ------------

Net income before non-recurring acquisition costs      4,118,911       1,321,598      11,658,359       5,397,358

Non-recurring acquisition costs                          890,000            --           890,000            --
                                                    ------------    ------------    ------------    ------------

Net income after non-recurring acquisition costs
     and before income taxes                           3,228,911       1,321,598      10,768,359       5,397,358
                                                    ------------    ------------    ------------    ------------

Provision for tax expense                                866,835          90,621       2,533,229          90,460
                                                    ------------    ------------    ------------    ------------
Net income                                          $  2,362,076    $  1,230,977    $  8,235,130    $  5,306,898
                                                    ============    ============    ============    ============

Preferred stock dividend                                   8,602          35,000          46,887         148,063
                                                    ------------    ------------    ------------    ------------

Net income attributable to
     common stockholders                            $  2,353,474    $  1,195,977    $  8,188,243    $  5,158,835
                                                    ============    ============    ============    ============

Earnings per Share:
     Basic earnings per share:
         Before non-recurring acquisition
              costs (net of  tax)                   $       0.12    $       0.10    $       0.39    $       0.47
                                                    ============    ============    ============    ============
         After non-recurring acquisition costs      $       0.09    $       0.10    $       0.36    $       0.47
                                                    ============    ============    ============    ============
     Diluted earnings per share (Note 4):
         Before non-recurring acquisition
              costs (net of tax)                    $       0.11    $       0.06    $       0.33    $       0.27
                                                    ============    ============    ============    ============
         After non-recurring acquisition costs      $       0.09    $       0.06    $       0.31    $       0.27
                                                    ============    ============    ============    ============

Basic weighted average shares outstanding             25,263,581      12,254,785      22,606,672      10,859,305
                                                    ------------    ------------    ------------    ------------
Diluted weighted average shares
     outstanding                                      27,704,768      19,876,592      26,876,972      19,584,656
                                                    ------------    ------------    ------------    ------------

*Includes  operations  of Compass  Communications,  Inc. , United Tech,  Inc.and
 Diversitec, Inc. due to poolings of interest acquisitions.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
               For The Period Ended September 30, 1998 (Unaudited)


                                             Preferred Stock                  Common Stock
                                      ----------------------------   ------------------------------
                                        Series B        Series C         Shares          Amount
                                      ------------    ------------    ------------    ------------
Stockholder's Equity
      December 31, 1997               $  1,126,837    $    766,662      16,632,849    $ 32,389,218
Adjustment in connection with
      the pooling of interests                --              --         3,254,000           1,513
                                      ------------    ------------    ------------    ------------
Stockholder's Equity
      December 31, 1997 as restated      1,126,837         766,662      19,886,849      32,390,731
Dividend paid on Series B
      Preferred Stock                                                        3,299          18,285
Dividend paid on Series C
      Preferred Stock                                                        3,049          20,000
Conversion of Series B
      Preferred Stock                   (1,126,837)                        792,046       1,126,837
Interest on Debenture paid in
      Common Stock                                                           7,744          46,918
Warrant Exercises                                                          766,453       1,354,378
Conversion of 8% Debentures                                                480,000         600,000
Stock Option Exercises                                                   2,142,444       2,355,347
Treasury Stock Repurchase                                                  (27,000)
Riley Acquisition                                                           28,236         150,000
General Acquisition                                                         17,857         125,000
Shares Purchased Under ESPP                                                 92,707         383,894
Issuance of  Reset Shares                                                  300,000       1,948,959
S-Corp shareholder distributions
Net Income for the six month
      Period ended June 30, 1998
                                      ------------    ------------    ------------    ------------
Stockholder's Equity
      June 30, 1998                           --           766,662      24,493,684      40,520,349
Dividend paid on Series C
      Preferred Stock                                                        1,316           8,602
Conversion of Series C
      Preferred Stock                                     (459,997)        126,316         459,997
Diversitec Finders Fee                                                      25,131         150,000
Dumbauld acquisiotion                                                       41,885         250,000
Warrant Exercises                                                           47,000         387,750
Purchase of unexercised
      Public warrants
Exercise of public warrants                                              1,270,920       6,882,398
Stock option exercises                                                      59,603         170,027
S-Corp Shareholder distributions
Net income
                                      ------------    ------------    ------------    ------------
Stockholder's Equity
September 30, 1998                            --      $    306,665      26,065,855    $ 48,829,123
                                      ============    ============    ============    ============

                                                                       Additional
                                                       Accumulated       Paid-In       Treasury
                                        Warrants         Deficit         Capital         Stock          Totals
                                      ------------    ------------    ------------   ------------    ------------
Stockholder's Equity
      December 31, 1997               $     99,082    $ (5,722,837)   $  2,862,027   $   (668,017)   $ 30,852,972
Adjustment in connection with
      the pooling of interests                --         1,152,246            --             --         1,153,759
                                      ------------    ------------    ------------   ------------    ------------
Stockholder's Equity
      December 31, 1997 as restated         99,082      (4,570,591)      2,862,027       (668,017)     32,006,731
Dividend paid on Series B
      Preferred Stock                                      (18,285)                                          --
Dividend paid on Series C
      Preferred Stock                                      (20,000)                                          --
Conversion of Series B
      Preferred Stock                                                                                        --
Interest on Debenture paid in
      Common Stock                                                                                         46,918
Warrant Exercises                                                                                       1,354,378
Conversion of 8% Debentures                                                                               600,000
Stock Option Exercises                                                                 (2,233,026)        122,321
Treasury Stock Repurchase                                                                (162,070)       (162,070)
Riley Acquisition                                                                                         150,000
General Acquisition                                                                                       125,000
Shares Purchased Under ESPP                                                                               383,894
Issuance of  Reset Shares                                                                               1,948,959
S-Corp shareholder distributions                          (356,000)                                      (356,000)
Net Income for the six month
      Period ended June 30, 1998                         5,873,054                                      5,873,054
                                      ------------    ------------    ------------   ------------    ------------
Stockholder's Equity
      June 30, 1998                         99,082         908,178       2,862,027     (3,063,113)     42,093,185
Dividend paid on Series C
      Preferred Stock                                       (8,602)                                          --
Conversion of Series C
      Preferred Stock                                                                                        --
Diversitec Finders Fee                                                                                    150,000
Dumbauld acquisiotion                                                                                     250,000
Warrant Exercises                                                                                         387,750
Purchase of unexercised
      Public warrants                         (744)                                                          (744)
Exercise of public warrants                (98,338)                                                     6,784,060
Stock option exercises                                                                                    170,027
S-Corp Shareholder distributions                          (290,412)                                      (290,412)
Net income                                               2,362,076                                      2,362,076
                                      ------------    ------------    ------------   ------------    ------------
Stockholder's Equity
September 30, 1998                            --      $  2,971,240    $  2,862,027   $ (3,063,113)   $ 51,905,942
                                      ============    ============    ============   ============    ============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                     1998            1997
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                                     $  8,235,130    $  5,306,899
  Adjustments to reconcile net income to
         net cash provided (used) by operating activities:
         Depreciation and amortization                              2,377,487         723,660
         Acquisition fees paid in Common Stock                        150,000            --
         Increase in contracts receivable                         (10,513,676)     (4,335,850)
         Increase in inventory                                     (6,994,628)     (2,223,080)
         Increase in costs and estimated earnings in
              excess of billings on uncompleted contracts          (1,434,481)     (1,655,736)
         Increase in prepaid expenses                                (200,120)       (135,485)
         Increase (decrease) in accounts payable                    3,096,580        (931,628)
         Increase in accrued expenses                               1,054,771         699,980
         Increase (decrease) in billings in excess of cost and
              estimated earnings on uncompleted contracts           1,152,689        (104,478)
         Increase in income taxes payable                           1,719,951            --
         (Decrease) increase in accrued offering costs               (430,816)        398,000
                                                                 ------------    ------------
                   Net cash used by operating activities           (1,787,113)     (2,257,718)

Cash flows from investing activities:
Purchase of property and equipment                                 (4,709,896)     (1,252,822)
(Increase) decrease in deposits and other assets                      107,119           6,236
(Increase) decrease in intangible assets                           (1,402,095)     (1,555,103)
(Increase) decrease in deferred acquisition costs                    (115,381)        107,504
                                                                 ------------    ------------
                   Net cash used by investing activities           (6,120,253)     (2,694,185)

Cash flows from financing activities:
Increase of loans, lease obligations and other
     long-term liabilities                                          2,560,859       3,104,482
Proceeds from warrant and stock option exercises                    8,891,363            --
S-Corp shareholder distribution                                      (646,412)     (1,177,000)
Treasury stock repurchase                                            (162,070)           --
Proceeds from private offerings, net                                     --         3,189,589
                                                                 ------------    ------------
                   Net cash provided by financing activities       10,643,740       5,117,071
                                                                 ------------    ------------

Net increase in cash                                                2,736,374         165,168

Cash, beginning of period                                           3,355,875         255,553
                                                                 ------------    ------------

Cash, end of period                                              $  6,092,249    $    420,721
                                                                 ============    ============

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SUPPLEMENTAL SCHEDULE OF NON-CASH
                 OPERATING, INVESTING, AND FINANCING ACTIVITIES
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                          1998         1997
                                                                       ----------   ----------

Accrued interest paid in Common Stock                                  $   46,918   $

Accrued offering costs paid in Common Stock                               310,323

Common Stock issued relating to Business Acquisitions                     525,000

Convertible debt converted to Common Stock                                600,000      202,708

Issuance of additional shares relating to the 1997 private placement    1,948,959

Series A Preferred Stock converted to Common Stock                                   1,680,997

Series B Preferred Stock converted to Common Stock                      1,126,837

Series C Preferred Stock converted to Common Stock                        459,997

Preferred Stock dividends paid in Common Stock                             46,887      148,063

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Significant accounting policies:

     Basis of presentation:

     In the  opinion of  management,  the  accompanying  consolidated  financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of its operations for the three months ended September 30, 1998. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and the Form SB-2 as filed on February 12, 1998.


     Principles of consolidation:

     The  consolidated  financial  statements  include the  financial  position, results of operations and cash flows of International FiberCom, Inc., and its wholly-owned subsidiaries, Kleven Communications, Inc., Compass Communications, Inc., Riley Underground Communications, Inc., Southern Communications Products, Inc., United Tech, Inc., Diversitec, Inc., and Concepts In Communications, Inc. All material intercompany transactions, accounts and balances have been eliminated.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   Inventory:

     The components of inventory consist of the following:

                                                   September 30,   December 31,
                                                       1998            1997
                                                   ------------    ------------

     Cabling and equipment                         $  1,215,418    $    681,762

     New and secondary market telephone equipment    13,483,013       7,022,041

     Less:  allowance for obsolete inventory         (1,556,002)     (1,556,002)
                                                   ------------    ------------

                                                   $ 13,142,429       6,147,801
                                                   ============    ============

3.   Stockholder's Equity:

     Diluted Earnings Per Share:                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                   -------------------------   -------------------------
                                                       1998          1997          1998          1997
                                                   -----------   -----------   -----------   -----------
     Income available to common stockholders
         used in basic EPS                         $ 2,353,474   $ 1,195,977   $ 8,188,243   $ 5,158,835
     Preferred stock dividends                           8,602        35,000        46,887       148,063
     Interest and financial expense on
         convertible debentures                         26,764        19,500       130,341        70,688
                                                   -----------   -----------   -----------   -----------

     Income available to  common stockholders
         after assumed conversions
         of diluted securities                     $ 2,388,840   $ 1,250,477   $ 8,365,471   $ 5,377,586
                                                   ===========   ===========   ===========   ===========

     Non-recurring acquisition costs, net of tax       560,700          --         560,700          --
                                                   -----------   -----------   -----------   -----------
     Income available to common stockholders
         after dilutive securities and before
         before acquisition costs                  $ 2,949,540   $ 1,250,477   $ 8,926,171   $ 5,377,586
                                                   ===========   ===========   ===========   ===========

     Diluted weighted average
         shares outstanding                         27,704,768    19,876,592    26,876,972    19,584,656
                                                   -----------   -----------   -----------   -----------

     Diluted earnings per share before
         acquisition costs                         $       .11   $      0.06   $      0.33   $      0.27
                                                   ===========   ===========   ===========   ===========

     Diluted earnings per share after
         Acquisition costs                         $       .09   $      0.06   $      0.31   $      0.27
                                                   ===========   ===========   ===========   ===========

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   Business Combinations

     On September 1, 1998, the Company acquired United Tech, Inc. ("United") and Diversitec, Inc. ("Diversitec") whereby the Company exchanged 1,502,000 and 1,752,000 shares of common stock for all the common stock of United and Diversitec, respectively. Both United and Diversitec purchase, sell and deal in new and used telecommunications equipment utilized in the digital access, switching and transport systems of telecommunication service providers on a nationwide basis. Both United and Diversitec were Subchapter S corporations for federal tax purposes and, accordingly, did not pay U.S. federal income taxes. United and Diversitec will be included in the Company's U.S. federal income tax return effective September 1, 1998. The United and Diversitec acquisitions have been accounted for as poolings of interest. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of United and Diversitec as though it has always been a part of the Company.

     The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow.

                                                                Unaudited
                                    Net             Net         Pro Forma
                                   Sales           Income       Net Income
     ---------------------------------------------------------------------------
     Nine months ended
     September 30, 1998
     (unaudited)
          IFCI               $50,954,893      $ 4,898,692      $ 4,898,692
          United              11,628,231        1,541,710          955,860
          Diversitec           9,174,588        1,794,728        1,112,731
     ---------------------------------------------------------------------------
          Combined           $71,757,712      $ 8,235,130      $ 6,967,283
     ===========================================================================
     Year ended
     December 31, 1997
          IFCI               $36,325,146      $ 2,304,485      $ 2,304,485
          United               8,345,581        1,061,641          658,217
          Diversitec          12,595,079        3,012,523        1,867,764
     ---------------------------------------------------------------------------
          Combined           $57,265,806      $ 6,378,649      $ 4,830,466
     ===========================================================================

     Unauadited pro forma net income reflects adjustments to net income to record an estimated provision for income taxes assuming Diversitec and United Tech were tax paying entities.

     In connection with the United and Diversitec acquisitions, the Company recorded a charge to operating expenses of $890,000 ($560,700 after taxes, or $0.02 per common share) for direct and other acquisition related costs. Acquisition costs consisted primarily of finder's, attorney's and accounting fees.

     In addition, on September 1, 1998, the Company completed the net asset purchases of Communications Center and Dumbauld & Associates. Communications Center, a Phoenix based interconnect company, was purchased for $530,000 and a $60,000 promissory note. Dumbauld & Associates, a Phoenix based consulting and engineering firm specializing in the design of major broadband, fiber-optic networks, was bought for 41,885 shares of common stock. These two acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisitions. The operating results of the acquired companies are included in the Consolidated Statement of Operations from the acquisition date. The excess of the purchase prices over the valuation of the net assets acquired are classified in the Consolidated Balance Sheet as goodwill and are being amortized on a straight-line basis over 20 years.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   Segment Information

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

     September 30, 1997  (Three Month Period Ending)

                        Construction                    Equipment
                          Services     Engineering        Sales          Other           Total
                        ------------   ------------   ------------   ------------    ------------

     Revenues           $  7,265,758   $  1,735,304   $  4,533,902                   $ 13,534,964

     Interest Expense        113,191         64,611         34,436   $     30,000         242,238

     Depreciation and
       Amortization          179,391         61,829           --             --           241,220

     Operating Income
       (Loss)                727,227        139,310        741,906        (77,221)      1,531,222

     Assets               12,495,127      2,675,181      5,117,545      5,130,903      25,418,756

     September 30, 1997  (Nine Month Period Ending)


                        Construction                    Equipment
                          Services     Engineering        Sales          Other           Total
                        ------------   ------------   ------------   ------------    ------------

     Revenues           $ 20,362,396   $  5,134,617   $ 16,301,278                   $ 41,798,291

     Interest Expense        275,218        165,356         78,710   $     72,014         591,298

     Depreciation and
       Amortization          522,840        200,820           --             --           723,660

     Operating Income
       (Loss)              1,642,060        304,105      3,790,600       (109,958)      5,626,807

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     September 30, 1998  (Three Month Period Ending)

                        Construction                     Equipment
                          Services     Engineering         Sales          Other           Total
                        ------------   ------------    ------------   ------------    ------------


     Revenues           $ 13,910,647   $  2,702,886    $  9,072,366                   $ 25,685,899

     Interest Expense        125,824         74,727         108,917   $     13,749         323,217

     Depreciation and
       Amortization          449,920        (14,979)        269,195         70,359         774,495

     Operating Income
       (Loss)              1,677,408         74,741       2,941,268       (304,424)      4,388,993

     Assets               25,882,577      4,622,172      38,175,482      8,242,525      76,922,756


     September 30, 1998  (Nine Month Period Ending)

                        Construction                     Equipment
                          Services     Engineering         Sales          Other           Total
                        ------------   ------------    ------------   ------------    ------------

     Revenues           $ 33,468,948   $  6,024,510    $ 32,264,254                   $ 71,757,712

     Interest Expense        240,244        164,246         256,710   $     48,970         710,170

     Depreciation and
       Amortization        1,105,185        229,324         764,081        278,897       2,377,487

     Operating Income
       (Loss)              2,899,933       (369,608)     10,639,517       (882,209)     12,287,633

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   Unaudited Pro Forma Condensed Consolidated Financial Statements:

     The accompanying consolidated statements of operations include the results of operations of Southern which the Company acquired effective October 1997.

     The following unaudited pro forma condensed consolidated financial statements for the quarter ended September 30,1997 give effect to the acquisition of Southern by the Company pursuant to the Agreements between the parties, and are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results of which may be obtained in the future.

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

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                               IFC, Inc.         Southern                               Pro Forma
                                               and               Communications    Pro Forma            Consolidated
                                               Subsidiaries      Products, Inc.    Adjustments          Amounts
                                               --------------    --------------    --------------       --------------
     Contract Revenues                         $   13,534,964    $    1,981,907                         $   15,516,871

     Cost of Contract Revenues                      9,699,765           341,485                             10,041,250
                                               --------------    --------------                         --------------

     Gross Profit                                   3,835,199         1,640,422                              5,475,621

     General and Administrative Expenses            2,303,977           484,746           252,324(1)         3,041,047
                                               --------------    --------------                         --------------
     Profits from Operations                        1,531,222         1,155,676                              2,434,574

     Other Income (Expense):
           Interest Income                             26,298             4,580                                 30,878
           Interest expense                          (242,238)             --             (68,000)(2)         (310,238)
           Other Income                                (1,243)             --                                   (1,243)
           Gain (loss) on disposal of assets            7,559           (21,820)                               (14,261)
                                               --------------    --------------                         --------------
                                                     (209,624)          (17,240)                              (294,864)

     Net income before income taxes                 1,321,598         1,138,436                              2,139,710
                                               --------------    --------------                         --------------


     Provision for tax expense                         90,621              --             739,740(3)           830,361
                                               --------------    --------------                         --------------

     Net income                                     1,230,977         1,138,436                              1,309,349
                                               ==============    ==============                         ==============

     Preferred stock dividend                          35,000              --                                   35,000
                                               --------------    --------------                         --------------
     Net income attributable to
          common stockholders                  $    1,195,977    $    1,138,436                         $    1,274,349
                                               ==============    ==============                         ==============


     Basic earnings per share                  $          .10                                           $          .07
                                               ==============                                           ==============
     Fully diluted earnings per share                     .06                                                      .05
                                               ==============                                           ==============

     Basic average shares outstanding              12,254,785                                               17,326,446
     Diluted weighted average shares
     Outstanding                                   19,876,592                                               24,948,253

1.   Amortize goodwill
2.   Interest expense
3.   Income tax proration for Diversitec, United and Southern

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                               IFC, Inc.         Southern                               Pro Forma
                                               and               Communications    Pro Forma            Consolidated
                                               Subsidiaries      Products, Inc.    Adjustments          Amounts
                                               --------------    --------------    --------------       --------------

     Contract Revenues                         $   41,798,291    $    8,486,849                         $   50,285,140

     Cost of Contract Revenues                     29,474,412         2,755,785                             32,230,197
                                               --------------    --------------                         --------------

     Gross Profit                                  12,323,879         5,731,064                             18,054,943

     General and Administrative Expenses            6,697,072         1,191,856           756,970(1)         8,645,898
                                               --------------    --------------                         --------------

     Profits from Operations                        5,626,807         4,539,208                              9,409,045

     Other Income (Expense):
           Interest Income                             50,395            40,736                                 91,131
           Interest expense                          (591,298)                           (204,000)(2)         (795,298)
           Other Income                                 1,712                                                    1,712
           Gain (loss) on disposal of assets          309,742           (22,995)                               286,747
                                               --------------    --------------                         --------------
                                                     (229,449)           17,741                               (415,708)


     Net income before income taxes                 5,397,358         4,556,949                              8,993,337
                                               --------------    --------------                         --------------


     Provision for tax expense                         90,460              --           3,309,453(3)         3,399,913
                                               --------------    --------------                         --------------

     Net income                                $    5,306,898    $    4,556,949                         $    5,593,424
                                               ==============    ==============                         ==============

     Preferred stock dividend                         148,063              --                                  148,063
                                               --------------    --------------                         --------------
     Net income attributable to
            common stockholders                $    5,158,835    $    4,556,949                         $    5,445,361
                                               ==============    ==============                         ==============


     Basic earnings per share                  $          .47                                           $          .34
                                               ==============                                           ==============

     Fully diluted earnings per share                     .27                                                      .22
                                               ==============                                           ==============

     Basic average shares outstanding              10,859,305                                               15,930,966
     Diluted weighted average shares
     Outstanding                                   19,584,656                                               24,656,317

1.   Amortize goodwill
2.   Interest expense
3.   Income tax proration for Diversitec, United and Southern

ITEM 6.

         The Company filed an 8-K report on August 10, 1998 regarding the change in independent accountants from Semple & Cooper, LLP to BDO Seidman, LLP.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERNATIONAL FIBERCOM, INC.




                                         By /s/ Terry Beiriger
                                            -------------------
                                                Terry Beiriger,
                                                Chief Financial Officer


         DATED: November 13, 1998