Form 10KSB
period 1998-12-31
INTERNATIONAL FIBERCOM INC
filed 1999-04-01
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998           Commission File No. 1-9690

                                   ----------

                          INTERNATIONAL FIBERCOM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Arizona                                             86-0271282
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


  3410 E. University Drive, Ste. 180
          Phoenix, Arizona                                    85034
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (602) 941-1900

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act :

                           Common Stock, no par value

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this Form.[ ]

               Issuer's revenues for its fiscal year: $104,975,995

As of March 25, 1999, the number of shares of Common Stock outstanding was 27,078,286 and the aggregate market value of such Common Stock (based on the closing price on that date) held by non-affiliates of the Registrant was approximately $163,958,788.

Exhibit Index...........................................................Page 33

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                             SUMMARY OF OUR BUSINESS

     We offer a wide variety of services and equipment to the telecommunications, cable television and other related industries through nine wholly-owned subsidiaries. Unless the context requires otherwise, all references to "we," "our" or "us" refer to International FiberCom, Inc., a corporation originally incorporated in the state of Arizona on December 29, 1972, and its subsidiaries. Our subsidiaries are divided into the following three principal business segments:

INFRASTRUCTURE DEVELOPMENT

Our Infrastructure Development Group specializes in two areas. The first is design, installation and maintenance of fiber-optic cable networks for cable television and telephone companies, also known as "outside plant development." The second is systems integration services, which includes design, installation and maintenance of structured cable systems, network hardware and software and workstations and related peripherals, primarily within commercial, industrial and government facilities. We have three subsidiaries in this group:

     *    Kleven Communications, Inc. ("Kleven");

     *    Kleven Communications - CA, Inc. ("Kleven-CA"); and

     *    Concepts in Communication, Inc. ("Concepts").

ENGINEERING

Our Engineering Group specializes in the design of fiber-optic video, voice and data networks for cable television and telephone companies. This group also provides project management, construction management and consulting services. We have one subsidiary in this group:

     *    Compass Communications, Inc. ("Compass")

EQUIPMENT DISTRIBUTION

Our Equipment Distribution Group purchases, sells and deals in new and used telecommunications equipment used in the digital access, switching and transport systems of telephone companies, and other Fortune 500 companies. We have three subsidiaries in this group:

     *    Southern Communications Products, Inc. ("Southern");

     *    Diversitec, Inc. ("Diversitec"); and

     *    United Tech, Inc. ("United Tech").

OTHER SUBSIDIARIES ACQUIRED OR FORMED AFTER THE END OF 1998

In addition to the seven subsidiaries listed above, after the end of 1998 we acquired one additional company, AeroComm, Inc. ("AeroComm"), for our Engineering Group and formed another, IFC Staffing, Inc. ("IFC Staffing") which will offer staffing services to our subsidiaries and other companies. AeroComm is a manufacturer and installer of specialized wireless telecommunications equipment used to enhance radio frequency transmission and reception in tunnels, subways and other confined environments. AeroComm has a patent pending related to the technology incorporated in its products.

OUR BUSINESS STRATEGY

     Our strategy is to be a one-stop solution for the telecommunications marketplace. This strategy involves offering a wide range of engineering, consulting and maintenance services for fiber-optic, broadband networks and systems integrated with local area networks ("LAN") and wide area networks ("WAN") and wireless expertise and capabilities. A LAN is a group of personal computers linked together in a building or campus to share programs, data, e-mail, peripherals and other resources. A WAN is a network that covers a large geographic area, such as a state or country.

HOW WE HAVE PURSUED THIS STRATEGY

In 1997 we began to implement this strategy through the strategic acquisition of businesses that complemented and enhanced our existing services and products. At the beginning of 1997 Kleven was our only operating subsidiary. The following table provides a summary of the acquisitions that we have completed since January 1997:

1997 ACQUISITIONS

In 1997 we completed three acquisitions which resulted in a significant increase in our revenues and net income:

     * On February 13, 1997, we acquired Concepts in exchange for $4.8 million in cash;

     * Effective November 13, 1997, we acquired Compass in exchange for 470,588 restricted shares of common stock; and

     * Effective December 1, 1997, we acquired Southern in exchange for $12 million in cash, a promissory note in the initial principal amount of $3.2 million and $6.2 million in restricted shares of common stock.

1998 ACQUISITIONS

In 1998 we completed two additional material acquisitions and four smaller acquisitions:

     * Effective September 1, 1998, we acquired United Tech in exchange for 1,502,000 restricted shares of common stock;

     * Also effective September 1, 1998, we acquired Diversitec in exchange for 1,752,000 restricted shares of common stock; and

     * In addition, we acquired several smaller companies, including General Communications, Inc. and Communications Center, Inc. (both now a part of Concepts), Riley Communications, Inc. (now Kleven-CA) and Dumbauld & Associates (now a part of Compass).

1999 ACQUISITIONS

To date in 1999 we have completed one small acquisition:

     * Effective January 1, 1999, we acquired AeroComm in exchange for 304,908 restricted shares of common stock and $2,050,650 in cash.

INTERNAL GROWTH

In addition to expansion of our service and product offerings through acquisitions, we have also experienced internal growth as our range of services and product offerings expanded. Excluding acquisitions the revenues of the Infrastructure Development Group, the Engineering Group and the Equipment Distribution Group increased 66%, 46% and 36%, respectively, from 1997 to 1998 on a pro forma basis.

     In 1998, we had operations in Arizona, California, Tennessee, Florida, Georgia and Virginia. Our customers include, among others, Cox Communications, BellSouth Telecommunications, AT&T Network Systems, Ameritech, Lucent Technologies, US West, Time Warner, Motorola, Media One, Australia's Optus Vision, and the City of Phoenix.

OVERVIEW OF THE MARKETS AND INDUSTRIES WE SERVE

THE TELEPHONE AND CABLE TELEVISION INDUSTRIES

The telephone and cable television industries both plan to deliver voice, data, video and other interactive services to businesses and consumers over digital networks using fiber-optic technology. These existing and planned communications networks are often collectively called the "information superhighway." Telephone and cable television companies are moving to provide services that are expected to dramatically change basic functions of telephones and cable television in the home and in business. Such planned services include basic telephone service, high speed Internet access and data transmission, interactive shopping and billing, video conferencing, movies-on-demand, pay-per-view events, concerts, games and classes.

- FIBER-OPTICS

The capabilities of fiber-optic cable based systems, along with computers, digitized data transmission and sophisticated television set-top boxes, will make these services possible. In fiber-optic communications systems, special lasers transmit binary messages by flashing on and off at extremely high speeds. Fiber-optic based systems have a number of features that make them superior to traditional copper. Fiber-optic cables have little or no signal attenuation, carry signals over much longer cable run distances, are less susceptibility to noise, require little or no signal reamplification with its related power requirements and have little or no susceptibility to transient voltages or impulses, such as lightning strikes. Further, a fiber-optic cable can transmit data at speeds over 30 times faster than copper cables.

- THE DEMAND FOR SERVICES IS DRIVING THE DEVELOPMENT OF HIGH SPEED NETWORKS

The demand for services requiring the transmission of voice, video and vast amounts of data at high speeds is driving the development of high speed, high volume networks. Fiber-optics has become not only a viable alternative to copper wiring, but a necessity for any system being designed to handle data traffic. The development of private network computing has also heightened the need for seamless transmission of computer data over longer distances.

- THE NATION'S CABLE SYSTEMS NEED TO BE REPLACED WITH FIBER-OPTIC CABLE TO REMAIN COMPETITIVE

The National Cable Television Association has noted the necessity of rebuilding the nation's cable systems with fiber-optic cable. Major companies such as Bell Atlantic Corp., MCI World Com, Inc., Time Warner, Inc and Cox Communications, Inc. have announced major capital expenditure programs to upgrade their networks for the information superhighway, including the intention to convert existing networks to broadband, fiber-optic based systems. These and other companies also need to replace much of the existing coaxial cable to remain competitive.

- WE ARE READY TO MEET THE DEMAND

We believe that we are well positioned to help service the demand anticipated from these capital expenditure plans. Our future growth and success is dependent in large part upon continued investment by our customers in telecommunications plant and equipment. Our customers may, however, postpone, cancel or otherwise alter their expansion plans for reasons over which we have no control.

- THE SYSTEMS INTEGRATION INDUSTRY

In a relatively short period, computer networks have evolved from simple connections between desktop workstations to complex links between multiple computer servers, work stations, mainframe computers and peripheral devices. The shift from a computer room housing one large, shared, mainframe system to personal computer based networks has changed the emphasis from the processor to the network architecture. Increases in an organization's informational productivity are now dependant on its network's ability to process multiple tasks simultaneously and transport information wherever it is needed.

- DEFINITION OF SYSTEMS INTEGRATION

Systems integration is the design, installation and maintenance of these complicated LANs and multi-locational WANs. The backbone of any LAN or WAN is cable. In many systems, this backbone is fiber-optic cable along with network hardware and software and the related data delivery system, rather than the workstations connected to the system. This backbone is referred to as a "structured cabling system." Such systems are designed to be adaptable and provide sufficient capacity for multiple applications, including both voice and data transmission.

THE EQUIPMENT DISTRIBUTION

While the need to rebuild traditional telecommunications networks increases, the existing networks operated by local and long distance exchange carriers, still operate and require maintenance. Original equipment manufacturers ("OEMs") continue to roll out new products with new features. These new products are costly and often incompatible with older technology, making replacement decisions difficult. Therefore, older technology continues to be employed domestically and internationally. The secondary equipment market gives end users alternatives to large capital investments in more costly new technology in cases where such investments are not economically feasible. The secondary market also gives end users access to replacement parts for existing systems for which the OEMs have discontinued lines and no longer provide product support.

OUR SERVICES AND PRODUCTS

INFRASTRUCTURE DEVELOPMENT

- OUTSIDE PLANT DEVELOPMENT

Kleven and Kleven-CA have served the telephone and cable industries since 1977 and 1989, respectively. Both design, install and maintain new fiber-optic based networks for the telephone and cable television markets in Arizona and California. They provide aerial cable installation, cable-splicing and underground cable installation, as well as the installation of all related power supply, transmission and integration equipment.

Customers of Kleven and Kleven-CA include, or have included, Cox Communications, Inc., the City of Phoenix, TCI, Sprint, AT&T, Integrated Technologies, Nielsen Dillingham, Comcast and US West.

- SYSTEMS INTEGRATION SERVICES AND PRODUCTS

We acquired Concepts in January 1997. Concepts was formed in 1983 at the same time as the divesture of the Bell Telephone Company. Concepts initially planned to subcontract work from South Central Bell, AT&T and other major corporations, such as IBM. By 1986, Concepts began marketing its system integration services to other major end users in Tennessee and surrounding states. This shift in strategy helped Concepts to grow and increase its gross profit margins, while many of its competitors continued to languish by providing only subcontracting services. Concepts capabilities increased as opportunities arose and eventually it was able to establish itself as a leader in the design and installation of structured cable systems in Tennessee.

In 1990, Concepts expanded its market focus to become a full service system integrator offering LAN/WAN hardware, network operating systems, file servers and workstations in addition to structured cable design and installation. In 1998, Concepts broadened its reach into Memphis, Tennessee and Phoenix, Arizona through the acquisition of General Communications in Memphis and Communications Center in Phoenix. Representative customers of Concepts include the State of Tennessee, Federal Express, Nissan, Nike, Autozone, Gambro Healthcare and Columbia/HCA Healthcare Corp.

ENGINEERING

Compass, formed in February 1994, is a consulting and engineering firm specializing in the design of broadband, fiber-optic and coaxial networks. Compass designs these networks for cable television and telephone companies using computer aided design and geographic information software. These networks provide video, voice, data and information services and are essentially the same type of systems that Kleven and Kleven-CA install for their customers.

Compass also offers "land based development," a service in which Compass maps, verifies and documents existing network installations. This service frequently requires the conversion of existing paper documentation into a computer database using the geographic information software mentioned above. These databases allow network operators to efficiently and effectively relate their customers, the demographics of these customers and their existing networks and equipment in a single system.

For new or planned networks, Compass offers field inventory planning and project support. This involves collecting and recording all of the information necessary to plan, design, market and manage a broadband network capable of delivering a wide range of interactive services. Compass also provides other services, including construction oversight, existing network evaluation, network plant testing and training. Representative customers of Compass include, or have included, Cablevision, Cox Communications, Suburban Cable, Adelphia Cable, TCI, US West, Time Warner, Motorola, Media One and Australia's Optus Vision.

EQUIPMENT DISTRIBUTION

The Equipment Distribution Group supplies the telephone company market with new and used central office switching gear, which is used as spare parts and to supplement existing central office installations. The products supplied include used digital access, switching and transport. Digital access systems are line systems between a telephone company's central office and each customer. A switching system effects call connection and routing. A transport system includes products that carry signals throughout the network.

Southern, based in northern Florida, purchases equipment from most of the domestic telephone companies and equipment manufacturers, including AT&T, Lucent Technologies, Nortel, Tellabs, DSC, Alcatel, Fujitsu and ADC. Much of this equipment is purchased used and Southern will on occasion acquire an entire central office installation that is being dismantled and replaced. In addition, Southern purchases spare parts or technically outdated inventory, both new and used, in bulk from telephone companies and equipment manufacturers.

Diversitec, based in Virginia, purchases and resells both new and used domestic telephone equipment. Diversitec specializes in new Lucent telecommunications equipment and serves as a distributor for Lucent product lines as a factory authorized dealer. Diversitec is currently negotiating with other original equipment manufacturers to serve as an authorized distributor for their new equipment.

United Tech, based in southern Florida, also purchases and resells both new and used domestic telephone equipment. United Tech specializes in Nortel equipment. This specialization allows it to assemble operable Nortel switches and line-extensions wired for immediate installation for Nortel customers. The sale of complete switches and line-extensions allow for higher margins.

The Equipment Distribution Group prices their circuit boards and other telephone products well below that of comparable new technology. Frequently these surplus, however new, and used products provide the same capabilities as new products. The Equipment Distribution Group has developed the ability to locate and acquire products that have been discontinued by manufacturers at a reasonable cost. They maintain extensive inventories of products and are able to ship products overnight in most cases. Southern and Diversitec maintain an the industry standard ISO 9000 quality control certification. In connection with acquisitions of Diversitec and United Tech, we entered into three-year employment contracts with the key employees as of the acquisition dates. The former principal shareholder at Southern entered into an eighteen month employment contract at the time of that acquisition, which, with extensions, expires March 31, 1999. The Equipment Distribution Group's customers include, or have included, Bell Atlantic, Ameritech, Bell South, US West, Lucent Technologies, AT&T and Nortel.

OUR CUSTOMERS

     While each of our subsidiaries operates in a different geographic location and/or segment of the telecommunications industry, they have a number of customers in common. In 1998 five major customers accounted for 42% of our total revenues. These customers included the City of Phoenix with 13% of total revenue; World Access with 11% of total revenue; and Cox, Nielsen Dillingham and Gambro Heathcare each with 6% of total revenues. No other customer accounted for 5% or more of our total revenues in 1998.

CONTRACTS

     Under typical installation contracts Kleven and Kleven-CA supply the expertise, equipment and labor and the customer supplies nearly all materials, such as the fiber-optic cable and conduit. The work is generally performed under fixed unit prices. Kleven and Kleven-CA usually receive payment on their contracts within 30 to 60 days of invoicing and, accordingly, must finance receivables and work-in-progress during that period. Under its typical installation contracts, Concepts supplies the expertise, equipment, labor and the materials. Concepts' work is performed as both time and material and fixed price contracts.

     Compass performs its work under a variety of contracts, purchase orders, standing relationships and working arrangements. Compass has entered into master contracts of indefinite term with major systems operators for the services specified in such contracts. Specific projects are undertaken under these contracts in response to purchase orders, change orders, revised standards and work orders. Compass also performs services for certain long-standing clients under work orders without governing master contracts. In general, its contracts and work orders are terminable or expandable at will, by its customers consistent with the customer's network requirements. Compass has also entered into continuing "strategic alliances" with equipment vendors under which it is recommended or specified to equipment customers as the system design vendor.

COMPETITION

     The market for the products and services that we offer is very competitive. Factors for our success include quality, technical capability, reliability, price, and promptness of performance and warranty protection. There are numerous regional and local firms that currently compete, or are capable of competing with us. Many competitors have greater financial, human and other resources than we do.

     While Kleven and Kleven-CA compete primarily against regional firms, some of their competitors have a national presence. Their competitors include Fischel Companies, Burnup & Sims, Inc. and Henkel & McCoy. Nearly all business of Kleven and Kleven-CA is subject to a competitive bid process.

     Concepts competes on a regional basis with Pomeroy Computer Resources, Anixter International, Bo-tel and Unisys. The principal competitors of Compass are a number of local or regional entities.

     Southern, Diversitec and United Tech compete against both secondary market equipment re-sellers and original equipment manufacturers. The major competition in the secondary equipment re-seller market include: CTDI, Hightech Products, and Telmar Distributing Co. The original equipment manufacturers include Nortel and Lucent. These companies also compete with the secondary market equipment re-sellers by controlling the supply of used equipment and selling new and reconditioned equipment as replacement parts or as new systems at competitive prices. In general, the competitors in this segment are larger and have greater resources than any of our subsidiaries in our Equipment Distribution Group or these subsidiaries taken as a whole.

LICENSES

     Kleven, through one of its officers, holds licenses in certain jurisdictions requiring general and specialty contractor licenses. Kleven is licensed and certified in Arizona. Kleven-CA, through its president, is a licensed contractor in California. Concepts, through certain of its officers, maintains licenses in jurisdictions requiring general and specialty contractor licenses, including Tennessee and Arizona.

     The services Compass performs on behalf of its clients do not usually require any special licenses or formal designer certification. However, Compass is registered in the State of Georgia to provide engineering services. Compass also employs a licensed Georgia Professional Engineer who has public health and safety compliance responsibilities for all of its design operations. Several Compass officers hold contractor licenses in various states.

INSURANCE AND BONDS

     Kleven and Kleven-CA maintain liability insurance for claims arising from their businesses. These policies have limits of $10.0 million in the aggregate and insures against both property damage and personal injury. The policies are written on an "occurrence" basis, which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are sometimes purchased for individual projects when contractually required. The Infrastructure Development Group has performance and payment bonding capability of $25.0 million total program and $10.0 million single job without revenue. Bonding capacity may be larger upon specific requirement.

     Concepts maintains liability insurance for claims arising from its business. The policy has a limit of $4.0 million in the aggregate and insures both property damage and personal injury. The policy is also written on an "occurrence" basis. Concepts has performance and payment bond capability of $5.0 million.

     Compass is not normally required to post bonds by customers or by any government agencies in connection with its service contracts or services. Compass maintains general liability coverage with a policy limit of $2.0 million and with excess umbrella coverage at a limit of $2.0 million. Southern, Diversitec and United Tech each carry a general liability policy with a limit of $2.0 million and a product liability insurance policy with a limit of up to $2.0 million.

BACKLOG ORDERS AND WORK-IN-PROGRESS

     We had a backlog of approximately $27 million and $7.3 million, on a work in process basis, as of December 31, 1998 and 1997, respectively. All related work orders are expected to be completed by June 1999. In addition, signed but unstarted backlog is approximately $35 million.

SUPPLIERS

     We do not depend upon any single supplier. Because we have multiple sources of supply, we have not experienced difficulties in obtaining adequate sources of supply and adequate alternatives to satisfy our customers. We do not have formal purchase contracts for our supplies, but instead we generally purchase such items under individual purchase orders.

EMPLOYEES

     As of December 31, 1998 we had approximately 892 full-time employees, including our six executive officers.

WARRANTIES

     Kleven and Kleven-CA provide a warranty of their workmanship for periods ranging from one to two years, depending on the requirements of their customers. Concepts provides a warranty of its workmanship for periods ranging from one to twenty years, depending on customer requirements.

     While most of the equipment sold by the Equipment Distribution Group is under warranty from the original manufacturer, competition requires Southern, Diversitec and United Tech to provide a one-year warranty on all equipment sold to telephone companies and six-months on equipment sold to re-sellers.

     Compass has no written warranties covering any of its work. In practice, however, Compass warrants its design services to be free from error, intra-network incompatibility or design defects indefinitely. From a practical standpoint, its warranty responsibility is usually met upon completion of construction and testing of the network to which its designs apply.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS OF OUR ACQUISITION STRATEGY

A key element of our growth to date and our strategy for the future is expansion through the acquisition of companies that have complementary businesses, that can utilize or enhance our existing capabilities and resources, that expand our geographic presence or that expand our existing range of services or products in the telecommunications or cable television ("CATV") industries. As a result, we continually evaluate potential acquisition opportunities, some of which may be large in size or scope when compared to our size. Although we are not currently a party to any agreement, understanding or arrangement regarding any material acquisition, we are always evaluating potential acquisition prospects.

- SPECIAL RISKS OF ACQUISITIONS

Acquisitions involve a number of special risks, some of which include:

     * the time associated with identifying and evaluating acquisition candidates;

     * the diversion of management's attention by the need to integrate the operations and personnel of the acquired companies into our own business and corporate culture;

     * the incorporation of acquired products or services into our products and services;

     *    possible adverse short-term effects on our operating results;

     *    the realization of acquired intangible assets; and

     *    the loss of key employees of the acquired companies.

- COMPETITION FOR ACQUISITION CANDIDATES

In addition to these risks, we believe that we will see increased competition for attractive acquisition candidates in the future. Increased competition for candidates could increase the cost of acquisitions and reduce the number of attractive candidates. We cannot assure you that we will be able to identify additional suitable acquisition candidates, consummate or finance any such acquisitions, or integrate any such acquisitions successfully into our operations.

- RECENT ACQUISITIONS

We completed three major acquisitions in 1997, two major and four smaller acquisitions in 1998 and one acquisition to date in 1999. To accomplish future acquisitions we may issue equity securities and other forms of consideration that could cause dilution to investors purchasing our common stock.

- MANAGEMENT OF GROWTH

We are currently experiencing a period of rapid growth resulting from recent acquisitions and the internal expansion of our operations, both of which have placed significant demands on our resources. Our success in managing this growth will require us to continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. Prior to our 1997 acquisitions, we had no prior experience in the systems integration, engineering or telecommunication equipment fields. Therefore, we have relied primarily upon the former management of Concepts, Compass and Southern to provide a base of knowledge in these fields until our management gains sufficient experience. Further, we have retained, and are relying on, certain key employees in each of the businesses we acquired in 1998 and to date in 1999 to manage such businesses.

- SUCCESSFUL ASSIMILATION OF ACQUIRED BUSINESSES IS NOT GUARANTEED

We cannot assure you that we will successfully assimilate our new acquisitions into our existing business operations. We can also give you no assurance that we will be successful in expanding the businesses of our new acquisitions, that new customers can be attracted as anticipated, or that there will be a continued demand or any demand for the services of our new acquisitions or their technology, products or expertise in new and competitive markets.

- IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY IT COULD AFFECT OUR RESULTS

If our management is unable to manage growth effectively, to maintain the quality of our products and services and to retain key personnel, our business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON THE TELECOMMUNICATIONS AND CATV INDUSTRIES

Demand for the services of the companies in our Infrastructure Development Group, and therefore future increases in that group's contribution to our revenues and net income, depends primarily on capital spending by CATV operators, telecommunications companies and others for constructing, rebuilding, maintaining or upgrading their telecommunications systems. We expect future revenue increases in our Infrastructure Development Group to come primarily from upgrading, retrofitting, rebuilding and maintaining existing cable systems with fiber-optic and other cables, and from the sale of telecommunications equipment, rather than from constructing completely new systems.

The amount of capital spending by CATV operators and telecommunications companies and, therefore, our revenues and profitability, are affected by a variety of factors, including general economic conditions, access by cable operators to financing, government regulation of cable operators, demand for cable services and technological developments in the broadband communications industry. We cannot assure you that such capital spending will occur or occur at the level announced by the various telecommunications and CATV companies. Federal regulations rolling back rates for basic tier CATV services may have a negative impact on the capital spending plans of the CATV companies and thus have a material adverse effect on our business.

DEPENDENCE UPON KEY PERSONNEL

We are dependent on the services of Joseph P. Kealy and Terry W. Beiriger, our principal executive officers. We entered into a five-year employment agreement with each of these individuals, effective as of December 1995, and extended such contracts for two additional years. When we acquired Concepts, Compass, Southern, United Tech and Diversitec, we entered into employment agreements with numerous "key" employees and consulting agreements with certain executives of these companies.

We must compete with much larger companies that have significantly greater resources to attract and retain personnel. We cannot assure you that we will be successful in this regard or, if successful, that the services of such personnel can be secured on terms deemed favorable to us. The loss of the services of any of the individuals mentioned above or our inability to attract other qualified employees could materially and adversely affect our business and operations.

FEDERAL REGULATION

Although the regulatory environment with the telecommunications industry does not affect us directly, the effects of such regulation on some of our large customers may, in turn, affect our business and results of operations. In 1996 Congress passed the 1996 Telecommunications Act. FCC rules regulating cable service rates were repealed as of 1999, except for the "basic tier" of cable programming. It is difficult to predict the impact, if any, this legislation might have on the telecommunications industry in general or our business in particular.

IMPACT OF STATE REGULATION

Our ability to pursue our business activities is regulated, directly or indirectly, by various agencies and departments of state governments. Licenses from public utilities commissions are frequently required prior to the commencement of services by us and our clients. There can be no assurance that we or our customers will be successful in our or their efforts to obtain necessary licenses or regulatory approvals. Our inability or the inability of any of our customers to secure any necessary licenses or approvals could have a material adverse effect on our business.

In addition to specific regulations, we are subject to all federal, state and local rules and regulations imposed upon businesses generally. The cost of compliance with regulations is an additional cost of doing business for us.

TECHNOLOGICAL DEVELOPMENTS AND RISKS OF TECHNOLOGICAL OBSOLESCENCE

Our services and products are subject to significant technological change and innovation. Technological developments are occurring rapidly in the communications and systems integration industries and, while the effects of such developments are uncertain, they may have a material adverse effect on the demand for our services. For example, wireline systems used for transmission of video, voice and data face potential displacement by various technologies. Also, the demand for our services could be adversely affected if alternative technologies are developed and implemented that enable telecommunications providers or other organizations to provide enhanced telecommunications services without significantly upgrading their networks.

Our success will generally depend on our ability to penetrate and retain markets for our existing services and to retain our expertise in installing and repairing telecommunications, CATV cable and integrated systems on a cost-effective and timely basis. We cannot assure you that we will be able to remain competitive or that our products and services will not be subject to technological obsolescence.

COMPETITION

All segments of our business are highly competitive. We compete with national, regional and local companies. Many of our competitors or potential competitors are substantially larger and have greater resources. In addition, because of the convergence of the CATV, telecommunications and computer industries and rapid technological development, new competitors may seek to enter the market.

DEPENDENCE UPON MAJOR CUSTOMERS AND LARGE CONTRACTS

Certain of our customers accounted for more than 5% of our revenues during the last year. Any decision by these major customers to cease or reduce their use of our services may have a material adverse effect on our business. A number of our contracts are substantial in size. The failure to timely or adequately replace a large contract upon its completion or termination of one or more new contracts or loss of one or more significant customers may materially adversely affect our business and operations.

RISKS OF POSSIBLE COST ESCALATION UNDER FIXED PRICE CONTRACTS

On an historical basis a substantial portion of our revenues from our Infrastructure Development Group have been generated principally under firm fixed-price contracts. Fixed-price contracts carry certain inherent risks, including underestimating costs, problems with new technologies and economic and other changes that may occur over the contract period. We recognize revenues from our Infrastructure Development Group using the percentage-of-completion method. Under this method revenue is recognized based on actual costs incurred in relation to total estimated costs to complete the contract. This method may result in irregular and uneven quarterly results. Unforeseen events and circumstances can alter our estimate of the costs and potential profit associated with a particular contract. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

INSURANCE AND POTENTIAL EXCESS LIABILITY

We maintain liability insurance to protect against damages to persons or property which may result from our work. If we were to incur liability in excess of our policy coverage, our financial condition could be adversely affected.

ARIZONA ANTI-TAKEOVER STATUTE

The Arizona Corporate Takeover Act ("Takeover Act") was adopted in 1987. The policy of the Takeover Act is to prevent unfriendly corporate takeover attempts by third parties. The Takeover Act prohibits certain types of transactions, including "green mail," limits voting rights of certain individuals acquiring shares in the market and regulates certain business combinations respecting corporate transactions proposed by insiders and as part of a takeover plan. The Company is subject to the foregoing provisions.

The Takeover Act enhances the possibility that a potential bidder for our control will be required to act through arm's-length negotiation with respect to a major transaction, such as a merger, consolidation or purchase of substantially all of our assets. The Takeover Act may also have the effect of discouraging tender offers or other stock acquisitions, giving our management power to reject certain transactions which might be desired by the owners of the majority of our voting securities. The Takeover Act could also be deemed to benefit incumbent management to the extent that the Act deters such offers by persons who would wish to make changes in management or exercise control over management.

Our Board of Directors does not presently know any third party that plans to make an offer to acquire the Company through a tender offer, merger or purchase of all or substantially all of the assets of the Company.

DEPENDENCE UPON SUPPLIERS

We do not have written agreements with our suppliers. It is possible that we may encounter shortages in parts, components, or other elements vital to our operations in the future. If such shortages occur, we cannot guarantee that we would be able to locate other satisfactory suppliers, or even if other suppliers could be located, that we would be able to establish commercial relationships with any such suppliers. If we are unable to establish commercial relationships with other suppliers, we may be required to suspend or curtail some of our services. Suspension or curtailment of services could have a material adverse effect on us.

ECONOMIC AND GENERAL RISKS OF THE BUSINESS

Our success will depend upon factors that are beyond our control and that cannot clearly be predicted at this time. Such factors include general economic conditions, both nationally and internationally, changes in tax laws, fluctuating operating expenses, including energy costs, changes in governmental regulations, including regulations imposed under federal, state or local environmental laws, labor laws, and trade laws and other trade barriers.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 3,000 square feet of office space located at 3410 E. University Drive, Suite 180, in Phoenix, Arizona for our executive offices.

     Also in Phoenix, Arizona Kleven operates its business from a building that we own containing approximately 9,600 square feet of space. The building is located on approximately 2.5 acres of our land.

     Southern operates its business from an office/warehouse building that we own containing approximately 28,000 square feet, including 24,000 square feet of office space. The building is located on approximately 3.4 acres of our land. In addition, Southern owns a warehouse consisting of approximately 33,000 square feet located on five acres of land approximately eight miles from Southern's office/warehouse.

     Our remaining subsidiaries lease their office/warehouse facilities under various leasing arrangements and do not own any real property.

     Our management believes that the properties owned and leased by us are adequate and suitable for current operations.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved as a party to any legal proceeding other than various claims and lawsuits arising in the normal course of our business, none of which, in our opinion, is individually or collectively material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matter for a vote by our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is listed on the NASDAQ National Market. The following table shows the high and low bid prices in dollars per share for the last two years as reported by NASDAQ. These prices may not be the prices that you would pay to purchase a share of our common stock during the periods shown. These prices are what a securities dealer would pay for a share of our common stock and do not include any commissions you might have to pay or any retail mark-ups or mark-downs.

             YEAR ENDED DECEMBER 31, 1997        LOW            HIGH
             ----------------------------        ---            ----

             First Quarter                       $0.88           $2.00

             Second Quarter                      $1.38           $2.53

             Third Quarter                       $2.13           $5.56

             Fourth Quarter                      $4.34           $8.47

             YEAR ENDED DECEMBER 31, 1998        LOW            HIGH
             ----------------------------        ---            ----

             First Quarter                       $4.75           $6.97

             Second Quarter                      $4.88           $9.59

             Third Quarter                       $4.88           $9.31

             Fourth Quarter                      $5.25           $9.75

     As of December 31, 1998, there are approximately 8,541 beneficial holders of our common stock.

DIVIDEND POLICY

     Holders of our common stock are entitled to receive dividends only when declared by our Board of Directors. To date dividends have never been declared or paid and we do not plan to make any dividend payments in the future. Instead we will reinvest in the expansion and development of our business. If the Board of Directors decides to declare a dividend in the future, the decision will be based on our earnings, financial condition, cash requirements, and any other factors they deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     We offer diversified services and products to the telecommunications, cable television and other industries. Our services include installation, consulting, design, engineering and systems integration services to the owners of broadband, fiber-optic networks. Our products include new and used telecommunications equipment, including digital computer boards widely used in the nation's telephone systems, to telecommunications companies and hardware resellers, Regional Bell Operating Companies ("RBOCS") and other Fortune 500 companies.

     We derive a substantial portion of our revenue from contracts that are accounted for under the percentage completion method of accounting. Under this method, revenues are recorded as work progresses on a contract so that revenue, less costs incurred to date, yield the percentage of gross margin estimated for each contract. Overall gross margin percentages can increase or decrease based upon changes in estimated gross margin percentages over the lives of individual contracts.

RESULTS OF OPERATIONS

     Our operating results for 1997 and 1998 were significantly impacted by the acquisition of Southern, as explained in the Unaudited Pro Forma Condensed Consolidated Statements of Operations information contained in the Consolidated Financial Statements that are a part of this Report. Therefore, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes tables setting forth the pro forma results of operations for 1997 that assume the Company owned Southern for all of 1997, when in fact, the Company completed the acquisition in October of 1997.

     The following selected financial information is derived from our historical Financial Statements. Our Consolidated Financial Statements for the year ended December 31, 1998 have been audited by BDO Seidman, LLP, independent certified public accountants. Our Consolidated Financial Statements for the year ended December 31, 1997 have been audited by Semple & Cooper, LLP, independent certified public accountants. Such selected financial information should be read in conjunction with the Company's financial statements and related notes set forth in Item 7 below.

                         SELECTED FINANCIAL INFORMATION

                                                 YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                                                      UNAUDITED
                                                ACTUAL                PROFORMA
                                       -------------------------    -----------
                                          1998            1997         1997
                                          ----            ----         ----
Net Sales                             $104,975,995    $57,265,806   $65,752,655
Cost of Sales                           70,096,670     40,433,795    43,189,580
Gross Profit                            34,879,325     16,832,011    22,563,075
General and Administrative Expenses     17,826,223     12,264,470    14,118,326
Other Income (Expense)                    (750,282)     1,464,789     1,278,530
Benefit (Provision) for Income Taxes    (4,899,497)       346,319    (3,106,126)
Net Income                              11,403,323      6,378,649     6,617,153

1998 COMPARED TO 1997 (Refer to the "Selected Financial Information" Table
                       above.)

ACTUAL RESULTS OF  OPERATIONS

     In connection with our acquisition activities in 1998 and 1997, the basis of comparison between our 1998 and 1997 actual operating results is less informative than the comparison between our 1998 actual operating results and our 1997 results on a pro-forma basis. The primary difference between the actual and pro-forma results in 1997 is the Southern acquisition which was effective as of October 1, 1997 and was accounted for using the Purchase Method. Therefore, the difference between the actual and pro-forma results in 1997 is Southern's operating results for the period from January 1, 1997 to September 30, 1997.

These results are summarized as follows: Sales - $8,486,849; Cost of Sales - $2,755,785; General and Administrative Expenses - $1,191,856; Other Income - $17,741; and Net Income - $4,556,949.

PRO FORMA

     The pro forma results of operations assume that we owned Southern and Concepts for all of 1997 and 1998 and include pro forma adjustments for amortization of goodwill, adjustment of interest expenses and revision of the benefit for income taxes to make the periods comparable.

     REVENUES. Our consolidated revenues increased $39,223,340 to $104,975,995 in 1998 from $65,752,655 in 1997, a 60% increase. The major reason for the overall increase was greater contract activity in our infrastructure development segment. Revenues in this segment increased $27,886,967 from 1997 to 1998. Kleven-CA accounted for $9,974,443 of this total while Kleven and Concepts combined, accounted for $17,912,524 of the total. In addition, revenues increased in our Equipment Distribution segment by $8,216,171 during the same period of which $5,581,361 is attributable to United Tech which completed its first full year of operations in 1998.

     GROSS PROFIT. We had a consolidated gross profit of $34,879,325 for 1998 compared with a gross profit of $22,563,075 in 1997, an increase of $12,316,250, or 55%. Of this increase, $7,568,510 is due to increases in our Equipment Distribution segment, a 56% improvement over 1997, while our infrastructure development segment accounted for an increase of $4,475,809, a 63% increase. The gross margins remained consistent on a year-to-year comparison.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased from $14,118,326 in 1997 to $17,826,223 in 1998. In 1997 general and administrative expenses was 22% of gross revenues. This percentage decreased to 17% of gross revenues in 1998. Management continues to streamline overhead costs, while increasing productivity and margins. The 1998 general and administrative expenses also includes a charge for the cost of poolings of $890,000, incurred for the Diversitec and United Tech acquisitions.

     OTHER INCOME. Our other income and expense decreased from other income of $1,464,789 in 1997 to other expense of $750,282 in 1998. This change of $2,215,071 is comprised primarily of $1,500,000 keyman life insurance proceeds recorded in 1997 and $601,804 of additional interest expense recorded in 1998.

     PROVISION FOR INCOME TAX. In 1998 we incurred federal and state income taxes of $4,899,497 as compared to 1997 pro forma taxes of $3,106,126, a 58% increase. Our taxes in 1998 represent 30% of pretax income as compared to 32% of pretax income in 1997. This minor difference is due to the effective taxation difference between C corporation and S corporation tax treatments of certain subsidiaries acquired in 1998.

     NET INCOME. Our pro forma consolidated net income in 1998 was $11,403,323 compared with $6,617,153 in 1997. This 72% increase is primarily due to the increase in revenues and gross margins between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATIONS. We have historically financed our operations through operating cash flow, lines of credit and debt and equity offerings. Our liquidity is impacted, to a large degree, by the nature of billing provisions under our contracts. Generally, in the early periods of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and profits.

     In 1998 our cash position from operations decreased approximately $2,949,000. The negative cash flow from operations in 1998 were funded in part from consolidated net income of approximately $11,403,000 in addition to non-cash expenditures of approximately $3,094,000 for depreciation and amortization. These cash flows were used to fund an increase in accounts receivable of $13,050,000, additional inventory of $10,798,000, net costs in excess of billings of approximately $2,241,000 and an increase in other assets of $143,000. Other positive sources of cash flow from operations were an increase in accounts payable of $4,776,000 an increase in income taxes payable of $2,967,000, an increase in accrued expenses of $1,081,000 and acquisition fees paid in common stock of $150,000.

     INVESTMENT ACTIVITIES. For the year ended December 31, 1998 we used approximately $7.6 million in investing activities. These were comprised of our purchase of fixed assets of approximately $6,119,000, an increase in intangible assets of $1.5 million, and payment of related acquisition costs of $125,000. These were offset by a decrease in other assets of $70,000.

     FINANCING ACTIVITIES. In 1998 our financing activities generated cash of approximately $12 million. We received approximately $3.9 million due to the net proceeds over repayments of notes and leases payable. Cash of $9.4 million was also generated by the proceeds from warrant and option exercises. Cash of $646,000 was used for an S-Corp shareholder distribution in connection with the purchase of Diversitec, $162,000 for the repurchase of Treasury stock and a decrease in accrued offering costs of $431,000.

     The acquisition of Diversitec and United Tech as of September 1, 1998 were treated as poolings of interest. These acquisitions were accomplished through the issuance of 1,752,000 and 1,502,000 restricted shares of common stock, respectively.

     In addition we acquired four smaller companies. These transactions are detailed in the financial statement of this report, footnote 15 - Business combinations.

     We negotiated a $30 million line of credit and an additional $5 million equipment leasing program with Bank One, NA as of the first quarter of 1999. The lines currently have an available balance of approximately $24 million.

     The deferred tax asset increased by $604,394 to $863,000 at December 31, 1998 from $258,606 at December 31, 1997. This increase is due primarily to an increase in the allowance for obsolete inventory. We believe that it is more likely than not that we will realize the deferred tax asset based upon our future profitability. Accordingly, no valuation allowance has been provided.

     We believe that with our current working capital, funds generated through our operations and available credit balances we will have sufficient working capital to address the anticipated growth of demand and markets for our products and services for the next 12 to 18 months. We may, however, seek to obtain additional capital through an expanded working capital line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for our products and services.

INFLATION AND SEASONALITY

     We do not believe that we are significantly impacted by inflation. Our operations are not seasonal in nature.

YEAR 2000 COMPLIANCE

     We have reviewed our computer systems to identify those areas that could be adversely affected by Y2K software failures. Approximately 60% of our information systems are Y2K compliant. The compliance effort to date has cost us approximately $100,000 and approximately $100,000 is budgeted to complete the remaining required systems' compliance efforts by June 30, 1999. Although we expect that any future expenditures made in connection with Y2K conversions will not be material, there can be no assurance in this regard. We believe that some of our customers, particularly local exchange and long distance carriers and cable system operators, may be impacted by the Y2K problem, which then may affect us. Currently, we cannot predict the effect that Y2K problems may have on our customers and vendors and there cannot be any assurance that these problems will not materially and adversely affect our financial condition, cash flow or results of operations. As a result of this uncertainty, we are formulating a contingency plan to address the possible effects of problems encountered as a result of Y2K issues.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There was no effect from the adoption of this statement.


     Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. There was no effect from the adoption of this statement on the financial position or results of operations for the year ended December 31, 1998.

     Statement of Financial Accounting Standards No. 132, EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POSTRETIRMENT BENEFITS, ("SFAS 132") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. There was no effect from the adoption of this statement on the financial position or results of operations for the year ended December 31, 1998.

     Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("SFAS 133") issued by the FASB is effective for financial statements with fiscal years ending June 15, 1999 and later. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. We do not expect adoption of SFAS 133 to have a material effect, if any, on our financial position or results of operations.

     Statement of Financial Accounting Standards No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE ("SFAS 134") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1998. SFAS 134 amends SFAS No. 65, ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES, which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations which are substantially similar to the primary operations of a mortgage banking enterprise. We do not expect adoption of SFAS 134 to have a material adverse effect, if any, on our financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements and schedules are included herewith commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As of August 3, 1998, our independent accountant Semple & Cooper, LLP ("Semple & Cooper") resigned and referred us to BDO Seidman, LLP ("BDO Seidman"), 1900 Avenue of Stars, 11th Floor, Los Angeles, CA 90047, an international accounting firm with multiple U.S. locations. Semple & Cooper is a member of the BDO Seidman Alliance. Semple & Cooper's reports on our financial statements for the years ended December 31, 1996 and December 31, 1997, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or principles. There were no disagreements with Semple & Cooper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure through Semple & Cooper's issuance of their report in connection with their audit of our financial statements for the year ended December 31, 1997.

     The Board of Directors, acting upon the recommendation of its Audit Committee, selected BDO Seidman as independent accountants to examine our financial statements and our subsidiaries for the fiscal year ending December 31, 1998 and to perform other appropriate accounting services. A resolution was presented at the Annual Meeting of Shareholders to ratify this selection and such selection was approved. BDO Seidman officially accepted the position of our independent accountant as of August 3, 1998.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     This section provides biographical information about each of our directors and executive officers.

JOSEPH P. KEALY
(Age 48)

Mr. Kealy has been the Chairman of the Company since May 1994 and the President and a director of the Company since September 1990. He was President of International Environmental Corporation ("IEC"), a former wholly-owned subsidiary of the Company, from its inception in 1987 until his resignation in March 1995 in connection with the sale of IEC. He has been involved in the construction business for 27 years in both field and management capacities. He spent the 15 years prior to joining the Company as the Arizona manager for a construction company. He attended college in Hastings, Nebraska and at Northern Arizona University.

JERRY A. KLEVEN
 (Age 44)

Mr. Kleven is the President of Kleven Communications, Inc., one of the Company's principal subsidiaries. He has been involved in the construction industry since 1971 and is a member of various construction organizations in the United States. He has worked in all phases of Kleven's operations, including systems analysis, construction methodology and final estimate pricing.

JOHN F. KEALY
 (Age 53)

Mr. Kealy has been a Director of the Company since September 1990. He was the Executive Vice President and Secretary of the Company until March 1995 when he resigned in connection with his acquisition of IEC from the Company in 1995. He served as Chairman of the Company from September 1990 to May 1994. He formed IEC with his brother Joseph P. Kealy in 1987 and served as its chairman from its inception to May 1994. He has been the President and Chairman of IEC since January 1995. Mr. Kealy has been in the construction business for 30 years in both field and management capacities since becoming a construction manager in 1967. He ran construction company offices in Hastings, Nebraska, Farmington, New Mexico and Phoenix, Arizona from 1974 to 1989. He attended Notre Dame University and graduated from Arizona State University in 1967 with a Bachelor of Science in Construction Management.

RICHARD J. SEMINOFF
 (Age 51)

Mr. Seminoff has been a Vice President at Semco Enterprises, Inc., which is in the metal processing business, since May 1995. From April 1991 to April 1995, he has served as president of Amos, Lovitt, Touche & Seminoff, an insurance agency in Phoenix, Arizona. From 1979 to March 1991, he was employed by the Lasher-Cowie Insurance Agency, Inc., one of the largest regional insurance agencies headquartered in Phoenix, Arizona. He was the president of that agency from 1984 to March 1991. Lasher-Cowie became a part of Hilb, Rogal and Hamilton Company, a publicly owned company. He resigned as president of Lasher-Cowie in March 1991.

V. THOMPSON BROWN, JR.
 (Age 36)

Mr. Brown joined Concepts In Communications, Incorporated, a principal subsidiary of the Company, in 1986. He has been the president of the subsidiary since February 1997. From November 1987 to February 1997 he was the Operations Manager for Concepts. He is responsible for project administration, materials management and bid and sales supervision. Mr. Brown graduated from Vanderbilt University with a Bachelor of Engineering in 1984.

JOHN P. STEPHENS
 (Age 57)

Mr. Stephens been Vice President and Regional Manager for J.A. Jones Construction Co. for the past 13 years. J.A. Jones' Western Division does approximately $250 million in revenue per year. Mr. Stephens is a professional engineer registered in Florida, Oregon, California and Washington. Mr. Stephens attended the University of Detroit where he received his BCE and Adelphia University where he attained his MBA.

TERRY W. BEIRIGER
 (Age 47)

Mr. Beiriger is the Principal Financial Officer, Controller, Treasurer and Secretary of the Company. Mr. Beiriger has served as the Principal Financial Officer and Controller of the Company since September 1990, as Treasurer since July 1996, and as Secretary since March 1995. In 1979 he became the controller of Kealy Construction Company, which was owned by Joseph P. Kealy and John F. Kealy. From 1974 to 1979, he was employed as a U.S. Internal Revenue Service agent specializing in the audits of medium-sized corporations. Mr. Beiriger graduated from Hastings College in Nebraska in 1974 with a Bachelor of Science in Business Administration.

DOUGLAS N. KIMBALL
 (Age 44)

Mr. Kimball joined the Company in late 1997 and became its Chief Operating Officer in early 1998. From 1995 until joining the Company he held various executive officer positions, and most recently as Vice President, Operations, at American Environmental Network, Inc., an environmental testing firm. Prior to that he was a self-employed consultant in the Metro-NY area. From 1987-1989 he served as the Treasurer, Vice President Finance and Chief Financial Officer of Mayor's Jewelers, Inc. in Coral Gables, Florida. Mr. Kimball has also served as the Executive Vice President and as a director of American Trade and Finance Corp., a Boston based venture firm; as Vice President, Finance, Secretary and Treasurer of Enseco Incorporated, a public environmental company; and as an audit manager for the Boston Office of Touche Ross & Co. Mr. Kimball graduated with a liberal arts degree from Dartmouth College in 1976 and earned a masters of science in accounting from Northeastern University in 1978.

     Our directors hold office until the annual meeting of shareholders following their election or appointment and until their successors are elected and qualified or until their prior resignation. Our executive officers hold office subject only to the authority of our Board.

     Directors currently receive no cash compensation for their services in that capacity. However, reasonable out-of-pocket expenses may be reimbursed to directors in connection with attendance at meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During the last year Messrs. Beiriger, Brown, Kleven and John Kealy each failed to file one report on Form 4 in a timely fashion, each of which should have contained disclosure regarding one transaction. All of such transactions have subsequently been reported on Form 5.

ITEM 10. EXECUTIVE COMPENSATION
                                                    Long Term
                                                   Compensation
                                                      Awards
                                                   ------------
                                       Annual       Securities
     Name and                       Compensation/   Underlying     All Other
 Principal Positions         Year  Salary & Bonus  Options(#)(3) Compensation(4)
 -------------------         ----  --------------  -----------------------------
Joseph P. Kealy              1998     $200,000        400,000        $9,600
President and Chairman       1997      146,680        740,000         9,600
of the Board                 1996      117,092        165,000         9,600

Terry W. Beiriger            1998      150,000         55,000         9,600
Principal Financial Officer, 1997       76,997        170,000         9,600
Secretary and Treasurer      1996       75,154         65,000         9,600

Douglas N. Kimball           1998      104,000         30,000         7,200
Chief Operating Officer      1997       85,000         60,000         7,200
                             1996           --             --            --

Jerry A. Kleven              1998      146,060         55,000        10,000
Executive Vice President     1997      146,060        120,000        10,000
and Director                 1996      150,000         70,000        10,000

V. Thompson Brown, Jr.       1998      150,000         55,000            --
Director                     1997      190,879(2)      70,000            --
                             1996       78,843             --            --
----------
(1) In August 1994 we entered into a five-year employment agreements with Joseph P. Kealy, Jerry A. Kleven and Terry W. Beiriger providing for an annual base salary of $146,060 for Mr. Kleven and, as subsequently amended, $200,000 and $150,000 Messrs. Kealy and Beiriger, respectively. These contracts have since been extended for an additional two years.

(2) Of the total compensation paid to Mr. Brown during 1997, $70,000 is attributable to forgiveness of a loan made by Concepts to Mr. Brown prior to our acquisition of Concepts.

(3) The exercise price of all stock options granted were at least equal to the fair market value of our common stock on the date of grant.

(4) The amounts set forth in this column are the automobile allowances received by the persons in the table under their respective employment agreements.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                      Number of
                                                      Securities      Value of
                                                      Underlying    Unexercised
                                                      Unexercised   In-the-Money
                                                     Options/SARs   Options/SARs
                                                      at FY-End(#)  at FY-End($)
                              Shares                 ------------- -------------
                             Acquired      Value      Exercisable/  Exercisable/
       Name                 on Exercise  Realized($) Unexercisable Unexercisable
       ----                 -----------  ----------- ------------- -------------
Joseph P. Kealy
President and Chairman
of the Board                  164,785      902,835     1,109,446     4,587,147

Terry W. Beiriger
Principal Financial Officer,
Secretary and Treasurer        85,577      476,022       190,000       861,850

Douglas N. Kimball
Chief Operation Officer            --           --        90,000       208,125

Jerry A. Kleven
Executive Vice President
and Director                   87,947      625,620       145,000       680,913

V. Thompson Brown, Jr
Director                       59,904      333,216        55,000       127,188
                              -------    ---------     ---------     ---------
Totals                        398,213    2,337,693     1,589,446     6,465,223
                              =======    =========     =========     =========

STOCK OPTION AND RESTRICTED STOCK PLANS

SUMMARY OF THE 1994 AND 1997 STOCK OPTION PLANS

The Board adopted the 1997 Stock Option Plan in January 1997 and the 1994 Stock Option Plan in May 1994. There were originally 1,200,000 shares of Common Stock for issuance upon exercise of options granted under the 1997 Plan and 441,707 shares under the 1994 Plan. The 1997 Plan was amended in July 1997 to add an additional 2,000,000 shares. For the purposes of this summary, unless otherwise stated, "Plans" will refer to both the 1994 and 1997 Stock Option Plans.

To date 1,391,585 options, each exercisable into one share of our common stock have been granted under the 1997 Plan. All shares available for issuance under the 1994 Plan have been granted.

The 1994 Plan authorized the Company to grant to key employees of the Company
(i) incentive stock options to purchase shares of Common Stock and (ii) non-qualified stock options to purchase shares of Common Stock. The 1997 Plan allowed the issuance of both types of stock options to key employees and directors.

OBJECTIVES

The objectives of the Plans are to provide incentives to key employees, and also to directors in the case of the 1997 Plan, to achieve financial results aimed at increasing shareholder value and attracting talented individuals to the Company. Persons eligible to be granted incentive stock options under the Plans will be those employees of the Company whose performance, in the judgment of the Compensation Committee, can have significant effect on the success of the Company.

OVERSIGHT

The Compensation Committee of the Board administers the Plans by making initial determinations and recommendations to the Board regarding the persons to whom options should be granted and the amount, terms, conditions and restrictions of the awards. It also has the authority to interpret the provisions of the Plan and to establish and amend rules for its administration subject to the Plan's limitations. This Compensation Committee is comprised of non-employee directors as required by Rule 16b-3 of the Securities and Exchange Act of 1934, as amended.

TYPES OF GRANTS

Although the Plans do not specify what portion of the awards may be in the form of incentive stock options or non-statutory options, historically a substantially greater number of non-statutory stock options have been awarded under the Plans. The Company anticipates that, if the Plans are amended as proposed, a greater number of incentive, rather than non-statutory, options will be granted in the future. Incentive stock options awarded to employees of the Company are qualified stock options under the Internal Revenue Code.

STATUTORY CONDITIONS ON STOCK OPTIONS

- EXERCISE PRICE

Incentive stock options granted under the Plans must have an exercise price at least equal to 100% of the fair market value of the Common Stock as of the date of grant. Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than 10% of the combined voting power of all classes of the Company's stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to 110% of the fair market value of the Common Stock on the date of grant. Non-statutory stock options may have exercise prices as determined by the Compensation Committee or the Board.

- DOLLAR LIMIT

The aggregate fair market value, determined as of the time an incentive stock option is granted, of the Common Stock with respect to which incentive stock options are exercisable by an employee for the first time during any calendar year, cannot exceed $100,000. However, there is no aggregate dollar limitation on the amount of non-statutory stock options which may be exercisable for the first time during any calendar year.

- EXPIRATION DATE

Any option granted under the Plans will expire at the time fixed by the Committee, which cannot be more than ten years after the date it is granted or, in the case of any person who owns more than 10% of the combined voting power of all classes of the Company's stock or of any subsidiary corporation, not more than five years after the date of grant.

- EXERCISEABILITY

The Compensation Committee may also specify when all or part of an option becomes exercisable, but in the absence of such specification, the option will ordinarily be exercisable in whole or part at any time during its term. However, the Compensation Committee may accelerate the exerciseability of any option at its discretion.

- ASSIGNABILITY

Options granted under the Plans are not assignable. Incentive Stock Options may be exercised only while the optionee is employed by the Company or within twelve months after termination by reason of death, within twelve months after the date of disability, or within three months after termination for any other reason.

PAYMENT UPON EXERCISE OF OPTIONS

Payment of the exercise price for any option may be in cash, by withheld shares which, upon exercise, have a fair market value at the time the option is exercised equal to the option price (plus applicable withholding tax) or in the form of shares of the Company's Common Stock.

TAX CONSEQUENCES OF OPTIONS

An employee or director will not recognize income on the awarding of incentive stock options and nonstatutory options under the Stock Option Plan.

An optionee will recognize ordinary income as the result of the exercise of a nonstatutory stock option in the amount of the excess of the fair market value of the stock on the day of exercise over the option exercise price.

An employee will not recognize income on the exercise of an incentive stock option, unless the option exercise price is paid with stock acquired on the exercise of an incentive stock option and the following holding period for such stock has not been satisfied. The employee will recognize long-term capital gain or loss on a sale of the shares acquired on exercise, provided the shares acquired are not sold or otherwise disposed of before the earlier of: (i) two years from the date of award of the option or (ii) one year from the date of exercise. If the shares are not held for the required period of time, the employee will recognize ordinary income to the extent the fair market value of the stock at the time the option is exercised exceeds the option price, but limited to the gain recognized on sale. The balance of any such gain will be a short-term capital gain. Exercise of an option with previously owned stock is not a taxable disposition of such stock.

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

SUMMARY OF THE 1994 AND 1997 RESTRICTED STOCK PLANS

The Company adopted the 1997 Restricted Stock Plan in July 1997 and the 1994 Restricted Stock Plan in May 1994. For the purposes of this summary, unless otherwise stated, "Plans" will refer to both the 1994 and 1997 Restricted Stock Plans. Under the Plans, shares of Common Stock of the Company are reserved, in such amounts as determined by the Board, for issuance as part of the total shares reserved under the Stock Option Plans described above. The Plans authorize the grant of shares of Common Stock to key employees, consultants, researchers and to members of the Board. The Compensation Committee of the Board administers the Plans by making initial determinations and recommendations to the Board regarding the persons to whom shares of Common Stock should be granted and the terms of the awards. It also has the authority to interpret the provisions of the Plan and to establish and amend rules for its administration subject to the Plan's limitations. As of the date hereof, no shares have been granted under the Plans.

THE EMPLOYEE STOCK PURCHASE PLAN

SUMMARY OF THE EMPLOYEE STOCK PURCHASE PLAN

The Stock Purchase Plan provides eligible employees with the opportunity to acquire a stock ownership interest in the Company through periodic payroll deductions. The purpose of the Stock Purchase Plan is to provide a method whereby employees will have an opportunity to acquire a proprietary interest in the Company through the purchase of Common Stock.

SHARES RESERVED AND ELIGIBILITY

The Stock Purchase Plan has 2,000,000 shares of Common Stock reserved for issuance to eligible employees. Employees of the Company and its subsidiaries are eligible to participate in the Plan following ninety (90) days of continuous service with the Company.

OVERSIGHT

The Compensation Committee of the Board administers the Stock Purchase Plan. It has the authority to interpret the provisions of the Stock Purchase Plan and to establish and amend rules for its administration subject to the Plan's limitations. This Compensation Committee is comprised of non-employee directors as required by Rule 16b-3 of the Securities and Exchange Act of 1934, as amended.

METHOD OF PAYMENT AND STOCK PRICE

Eligible employees invest in the Stock Purchase Plan through regular payroll deductions of up to 15% of their gross base salary for each annual or semi-annual period of participation. However, no employee may purchase greater than $25,000 worth of the Company's Common Stock in any given calendar year. At each purchase date, payroll deductions are credited to an account established in each participating employee's name and shares of the Company's Common Stock are automatically purchased on behalf of that employee on the last business day of each purchase period at the lesser of 85% of the market price per share of Common Stock on (i) the commencement date of the purchase period or (ii) the purchase period termination date.

TAX CONSEQUENCES

Participating employees will be subject to taxation on any gain realized from the sale or other disposition of Common Stock that was acquired under the Stock Purchase Plan.

DILUTION PROTECTION

If any change in outstanding shares of the Company occurs by reason of any stock split, combination of shares or other similar transaction affecting the outstanding Common Stock as a class, appropriate adjustments will be made to the maximum number of shares issuable under the Stock Purchase Plan.

AMENDMENT AND TERMINATION OF THE PLAN

The Board may amend or terminate the Stock Purchase Plan at any time. However, the Board does not have the power to increase the number of shares available for issuance, amend the requirements as to the class of employees eligible to participate, or materially increase the benefits which may accrue to participants under the Stock Option Plan without shareholder approval. No termination, modification or amendment of the Stock Purchase Plan can adversely affect the rights of an employee under the Plan without that employee's consent.

SHARES PURCHASED TO DATE UNDER THE STOCK PURCHASE PLAN

To date, eligible employees have purchased 243,912 shares of the company's Common Stock under the Stock Purchase Plan.

OPTION GRANTS IN 1998

         The following executive officers were granted stock options under and outside of the option plans described above in Fiscal 1998 in recognition of their past contributions to the Company. In each case, the option price was in excess of the fair market value of our common stock on the date of grant.

                  No. of Shares     Percentage of Total
                   Underlying     Shares for which Options   Exercise     Expiration
     Name        Options Granted   Granted to Employees (1)   Price         Date
     ----        ---------------   ------------------------   -----         ----
Joseph P. Kealy     250,000               17.6%               $5.00     April 1, 2003
                    150,000                                    5.00     April 1, 2003

Douglas Kimball      30,000                4.0%                5.00     April 1, 2003
                     60,000                                    5.00     April 1, 2003

Jerry A. Kleven      30,000                2.4%                5.00     April 1, 2003
                     25,000                                    5.00     April 1, 2003

Terry W. Beiriger    30,000                2.4%                5.00     April 1, 2003
                     25,000                                    5.00     April 1, 2003

----------
(1) Percentages represent total percentages for fiscal 1998 including all grants under and outside of the option plans described above listed for each named individual.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 1999 with respect to the number of shares of our common stock beneficially owned by individual directors, by all of our directors and officers as a group, and by persons known by us to own more than 5% of our common stock. We have no other class of voting stock outstanding.


    Name of Beneficial                       Number              Percent of
    Owner and Address                      of Shares(1)      Common Stock Owned
    -----------------                      ------------      ------------------

Joseph P. Kealy                            1,610,686(2)              5.75
3410 E. University Drive, Ste. 180
Phoenix, Arizona  85034

John F. Kealy                                305,211(3)              1.14
316 S. 52nd Street, Ste. 101
Tempe, Arizona 85281

Jerry A. Kleven                              321,872(4)              1.20
3615 S. 28th Street
Phoenix, Arizona  85040

Terry W. Beiriger                            348,950(5)              1.29
3410 E. University Drive, Ste. 180
Phoenix, Arizona  85034

V. Thompson Brown, Jr.                       184,222(6)                 *
5714 Charlotte Avenue
Nashville, Tennessee 37209

Douglas N. Kimball                           120,000(7)                 *
3410 East University, Suite 180
Phoenix, Arizona  85034

John P. Stephens                             120,000(7)                 *
5771 Rickenbacker Road
Los Angeles, California  90040

All directors and officers as              3,010,941                10.32
as a group (seven persons)

----------
* Less than 1%                                 (SEE FOOTNOTES ON FOLLOWING PAGE)

(1) The shareholder listed has sole voting and investment power with respect to the shares listed unless otherwise noted.

(2) Includes options to purchase 1,405,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1999.

(3) Includes options to purchase 145,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1999. John Kealy disclaims beneficial ownership of an additional 1,500 shares owned by his immediate family.

(4) Includes options to purchase 265,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1999.

(5) Includes options to purchase 340,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1999. Terry Beiriger disclaims beneficial ownership of an additional 9,450 shares owned by his immediate family.

(6) Includes options to purchase 175,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1999.

(7) Includes options to purchase 120,000 shares of Common Stock which are presently exercisable, or which will be exercisable within 60 days of March 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Commencing in 1989 the Company advanced funds to Wings Limited Partnership ("Wings"), the partners of which included Joseph P. Kealy, John F. Kealy and a former principal shareholder of the Company. In 1993, these persons and their spouses assumed the Wing's obligation by executing a promissory note in the principal amount of $396,732, plus accrued interest. Such individuals secured the note by pledging 267,000 shares of their Common Stock to the Company. In June 1996, the former principal shareholder paid $108,035 representing his pro-rata share of the principal and accrued interest on the note. Upon such payment the Company released him and his spouse from their obligations under the note and 107,000 shares of Common Stock that they had pledged to secure the note. The total principal and accrued interest due as of December 31, 1998 was $142,413, and the maturity date of the note has been extended to December 31, 1999.

     At December 31, 1994 Jerry A. Kleven, Brad J. Kleven and Ronald Abeyta owed the Company $81,656, $108,400 and $68,634, respectively, as a result of advances made by the Company to such individuals in fiscal 1994. The advances were represented by secured promissory notes bearing interest at 7% per annum, which notes were due and payable in full on or before December 31, 1995. Also, at December 31, 1994 International FiberCon, Inc., a California corporation ("FiberCon"), in which Jerry A. Kleven, Brad J. Kleven and Ronald Abeyta owned a majority interest, owed the Company $210,000 as the result of advances made by the Company to FiberCon. These individuals personally guaranteed FiberCon's payment of the promissory note. In 1995 FiberCon failed to make the required payments on the note. As a result, the Company requested payment from the guarantors under their respective guarantees of the note. Jerry A. Kleven paid the sum of $100,000 toward his note to the Company and his pro rata portion of the guarantee of the FiberCon note in 1995. The remaining balance due of $63,497 was consolidated into a new note on December 31, 1995, which had a $77,787 balance outstanding at December 31, 1998. The Company had received no payment from either Brad Kleven or Ronald Abeyta, who resigned as officers of the Company in 1996, on their respective notes or guarantees under the FiberCon note as of June 1996 and therefore filed suit against such individuals to collect the notes. In January 1998 the Company entered into a settlement agreement and mutual release with Brad Kleven and Ronald Abeyta whereby all claims and counterclaims were dismissed by all parties. As a part of such agreement both such individuals agreed to five-year non-compete arrangements with the Company. As such, the receivables balance was converted to covenants not to compete and amortized over a five-year period.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B.

EXHIBIT
NUMBER                       DESCRIPTION                               REFERENCE
------                       -----------                               ---------

2.1    Stock Purchase Agreement between the Registrant and Concepts in    (1)
       Communication, Inc. dated as of October 31, 1996.

2.2    Stock Purchase Agreement between the Registrant and Compass        (2)
       Communications, Inc. dated as of October 1, 1998

2.3    Asset Purchase and Sale Agreement between the Registrant, SCP      (2)
       Acquisition Corp., Southern Communications Products, Inc.,
       Wallace E. Sapp and Edna M. Sapp, dated as of August 25, 1998.

2.4    Stock Purchase  Agreement  between the Registrant and              (3)
       United Tech, Inc. dated as of September 1, 1998.

2.5    Stock Purchase  Agreement  between the Registrant and              (3)
       Diversitec, Inc. dated as of September 1, 1998.

3.1    Restated Articles of Incorporation of Registrant dated             (4)
       October 21, 1981

3.2    Amendment to Articles of Incorporation of Registrant dated         (4)
       April 18, 1986

3.3    Amendment to Articles of Incorporation of Registrant dated May     (4)
       20, 1987

3.4    Amendment to Articles of Incorporation of Registrant dated         (4)
       February 4, 1988

3.5    Amendment to Articles of Incorporation of Registrant dated         (4)
       August 15, 1991

3.6    Amendment to Articles of Incorporation of Registrant dated         (4)
       June 3, 1994

3.7    Amended, Revised, and Restated Bylaws of Registrant                (4)

4.1    Form of Common Stock Certificate                                   (4)

10.1   1998 Stock Option Plan                                             (5)

10.2   1998 Restricted Stock Plan                                         (5)

10.3   1994 Incentive Stock Option Plan                                   (6)

10.4   1994 Restricted Stock Plan                                         (6)

21.1   List of Subsidiaries of the Registrant                              *

23.1   Consent of Semple & Cooper                                          *

23.2   Consent of BDO Seidman, LLP                                         *

27.1   Financial Data Schedule                                             *

--------
*   Filed herewith

(1) Filed with Current Report on Form 8-K dated February 13, 1997.

(2) Filed with Current Report on Form 8-K dated December 1, 1997.

(3) Filed with Current Report on Form 8-K dated September 16, 1998.

(4) Filed with Registration Statement on Form SB-2, No. 33-79730, which became effective August 12, 1994.

(5) Filed with 1997 Notice and Proxy Statement, dated June 25, 1997.

(6) Filed with report on Form 10-KSB for the year ended December 31, 1996.

    (b) CURRENT REPORTS ON FORM 8-K

     We filed one report on Form 8-K during the last quarter of the fiscal year ended December 31, 1998. The following table contains information with respect to that filing:

                                                     FINANCIAL
                                                     STATEMENTS    DATE OF
           ITEM(S) REPORTED                            FILED     EVENT REPORTED
           ----------------                            -----     --------------

Acquisition of United Tech, Inc. and Diversitec, Inc.   Yes*     October 1, 1998


* Required financial statements were filed with an amendment to this Form 8-K on November 13, 1998. February 12, 1998.

                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL FIBERCOM, INC.



Dated: March 31, 1999                By /s/ Joseph P. Kealy
                                       -----------------------------------------
                                       Joseph P. Kealy, Chairman of the Board,
                                       President and Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                                  Date
-------------------                                                  ----


/s/ Joseph P. Kealy
---------------------------------------------------               March 31, 1999
Joseph P. Kealy, Chairman of the Board,
President, Principal Executive Officer and Director


/s/ Terry W. Beiriger
---------------------------------------------------               March 31, 1999
Terry W. Beiriger, Principal Financial Officer,
Treasurer and Secretary


/s/ John F. Kealy
---------------------------------------------------               March 31, 1999
John F. Kealy, Director


/s/ Jerry A. Kleven
---------------------------------------------------               March 31, 1999
Jerry A. Kleven, Director


/s/ Richard J. Seminoff
---------------------------------------------------               March 31, 1999
Richard J. Seminoff, Director


/s/ V. Thompson Brown, Jr.
---------------------------------------------------               March 31, 1999
V. Thompson Brown, Jr., Director


/s/ John P. Stephens
---------------------------------------------------               March 31, 1999
John P. Stephens, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
and Stockholders of
International FiberCom, Inc.

We have audited the accompanying consolidated balance sheet of International FiberCom, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International FiberCom, Inc. and subsidiaries at December 31, 1998 and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                    /s/ BDO SEIDMAN, LLP


Los Angeles, California
March 17, 1999

                         INDEPENDENT ACCOUNTANTS' REPORT


To The Stockholders and Board of Directors of
International FiberCom, Inc. and Subsidiaries


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of International FiberCom, Inc. and Subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, results of operations, changes in stockholders' equity, and cash flows of International FiberCom, Inc. and Subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                /s/ Semple & Cooper, LLP


Semple & Cooper, LLP
Certified Public Accountants

March 13, 1998

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998

                                     ASSETS

Current Assets (Note 9):
  Cash and cash                                                      $ 4,789,547
  Accounts receivable
  - trade, net of allowance (Note 4)                                  21,860,773
  - unbilled receivables                                                 467,054
  - other                                                                274,215
  Costs and earnings in excess of billings
    on uncompleted contracts (Note 7)                                  5,191,428
  Inventory, net of allowance (Note 6)                                16,946,143
  Prepaid expenses                                                       262,426
  Deferred tax asset (Note 13)                                           863,000
                                                                     -----------
      Total Current Assets                                            50,654,586

Property and Equipment, net (Notes 8 and 9)                           10,042,072

Other Assets (Note 9):
  Loans receivable related party (Note 5)                                220,200
  Goodwill, net                                                       22,855,531
  Covenant not to compete, net                                           313,101
  Other assets                                                           348,551
  Deferred acquisition costs                                             125,000
  Debt issue costs, net                                                   55,348
                                                                     -----------

                                                                      23,917,731
                                                                     -----------

      Total Assets                                                   $84,614,389
                                                                     ===========

See accompanying notes to consolidated financial statements.

                 INTERNATIONAL FIBERCOM, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable - current portion (Note 9)                           $ 6,410,568
  Notes payable - related party (Note 5)                               2,029,287
  Obligations under capital lease - current portion (Note 10)            515,386
  Accounts payable                                                     9,464,558
  Billings in excess of cost and estimated earnings
    on uncompleted contracts (Note 7)                                    449,205
  Accrued expenses                                                     2,252,307
  Income taxes payable                                                 3,036,621
                                                                     -----------
      Total Current Liabilities                                       24,157,932
                                                                     -----------
Long-Term Liabilities:
  Notes payable-long term (Note 9)                                     2,117,522
  Notes payable-related party (Note 5)                                 1,151,196
  Obligations under capital lease - long term (Note 10)                  807,590
  Deferred tax liability  (Note 13)                                      822,327
                                                                     -----------

      Total Long-Term Liabilities                                      4,898,635
                                                                     -----------
      Total Liabilities                                               29,056,567
                                                                     -----------
Commitments and Contingencies (Notes 11, 15 and 17)

Stockholders' Equity:
  Series C 4% convertible preferred stock, no par
    value, 1,000 shares authorized; 400 shares
    issued and outstanding                                               306,665
  Common Stock, no par value, 100,000,000 shares
    authorized; 26,614,018 shares issued, 26,408,329
    shares outstanding                                                47,361,495
  Additional paid-in capital                                           2,581,149
  Retained Earnings                                                    6,138,600
                                                                     -----------
                                                                      56,387,909
  Less:  Treasury stock, 205,689 shares, at cost                         830,087
                                                                     -----------

      Total Stockholders' Equity                                      55,557,822
                                                                     -----------

      Total Liabilities and Stockholders' Equity                     $84,614,389
                                                                     ===========

See accompanying notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31
                                                 ------------------------------
                                                     1998              1997
                                                 -------------    -------------

Net sales                                        $104,975,995      $57,265,806

Cost of sales                                      70,096,670       40,433,795
                                                 ------------      -----------

Gross profit                                       34,879,325       16,832,011

General and administrative expenses                16,936,223       12,264,470
Acquisition costs                                     890,000               --
                                                 ------------      -----------

Income from operations                             17,053,102        4,567,541

Other income (expense):
     Interest income                                  163,822           50,249
     Interest expense                                (979,421)        (377,617)
     Other income                                      58,163        1,610,158
     Gain on disposal of assets                         7,154          181,999
                                                 ------------      -----------
Income before provision (benefit)
  for income taxes                                 16,302,820        6,032,330

Provision (benefit) for income taxes                4,899,497         (346,319)
                                                 ------------      -----------

Net income                                         11,403,323        6,378,649

Preferred stock dividends                              47,722          173,447
                                                 ------------      -----------
Net income attributable to
     common stockholders                         $ 11,355,601      $ 6,205,202
                                                 ============      ===========
Earnings per common share:
     Basic                                       $        .48      $       .53
     Diluted                                     $        .43      $       .35

Shares used in computing earnings per share:
     Basic                                         23,508,749       11,711,024
     Diluted                                       27,175,763       18,579,836

See accompanying notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                   Preferred Stock                   Common Stock
                                        ------------------------------------    ---------------------
                                         Series A      Series B     Series C     Shares        Amount
                                         --------      --------     --------     ------        ------
Stockholders' Equity, January 1,
1997 as previously reported             $ 1,680,997             --         --    6,864,387   $ 8,559,247
Adjustments in connection with
poolings of interest                                                             3,254,000         1,513
                                        -----------     ----------   --------   ----------   -----------
Stockholders' Equity, January 1,
1997 as restated                          1,680,997                             10,118,387     8,560,760
Issuance of 3,500 shares of
Series B preferred, net
of costs                                                $2,706,302
Issuance of 1,000 shares of
Series C preferred stock, net
of costs                                                             $766,662
Southern Communications
 acquisition                                                                     2,231,661     6,200,000
Issuance of common stock for
 payment of debt                                                                   123,212       253,207
Issuance of common stock in private
placements, net of costs                                                         2,850,000    11,605,513
Issuance of options and warrants
 for services rendered
Series A preferred stock
 conversion                              (1,680,997)                             2,126,463     1,680,997
Series B preferred stock
 conversion                                             (1,579,465)              1,323,242     1,579,465
Conversion of 8% convertible
 debentures                                                                        720,000       900,000
Employee stock option exercises                                                     30,145        37,413
Common shares purchased under ESPP                                                 104,036       280,929
Issuance of common stock, misc.                                                    187,456     1,119,000
S-Corporation shareholder distribution
 and stock redemption
Preferred stock dividend                                                            72,247       173,447
Net Income
                                        -----------     ----------   --------   ----------   -----------
Stockholders' Equity, December 31,
 1997                                            --     $1,126,837   $766,662   19,886,849   $32,390,731
Series B preferred stock conversion                     (1,126,837)                792,046     1,126,837
Series C preferred stock conversion                                  (459,997)     126,316       459,997
Conversion of 8% convertible
 debentures                                                                        480,000       600,000
Accrued Interest paid in stock                                                       7,744        46,948
Public warrants exercises                                                        1,288,930     6,981,453
Non-Employee option/warrant exercises                                            2,682,632     2,013,393
Employee stock option exercises                                                    788,745       392,150
Common shares purchased under ESPP                                                 139,876       678,305
Riley acquisition                                                                   28,236       150,000
General acquisition                                                                 17,857       125,000
Dumbauld acquisition                                                                41,885       250,000
Diversitec finders fee                                                              25,131       150,000
Treasury stock repurchase
Issuance of repricing shares                                                       300,000     1,948,959
S-Corporation shareholder
 distribution
Preferred stock dividends                                                            7,771        47,722
Net income
                                        ===========     ==========   ========   ==========   ===========
Stockholders' Equity, December 31,
 1998                                            --             --   $306,665   26,614,018   $47,361,495
                                        ===========     ==========   ========   ==========   ===========

                                                        Additional
                                           Retained      Paid-In     Treasury
                                           Earnings      Capital       Stock        Totals
                                           --------      -------       -----        ------
Stockholders' Equity, January 1, 1997
 as previously reported                  $(7,853,875)   $  947,729   $(668,017)  $  2,666,081
Adjustments in connection with
poolings of interest                         837,442                                  838,955
                                         -----------    ----------   ---------   ------------
Stockholders' Equity, January 1, 1997
 as restated                              (7,016,433)      947,729    (668,017)     3,505,036
Issuance of 3,500 shares of
Series B preferred, net of costs                                                    2,706,302
Issuance of 1,000 shares of
Series C preferred stock, net
 of costs                                                                             766,662
Southern Communications
 acquisition                                                                        6,200,000
Issuance of common stock for
 payment of debt                                                                      253,207
Issuance of common stock in private
 placements, net of costs                                                          11,605,513
Issuance of options and warrants
 for services rendered                                   2,013,380                  2,013,380
Series A preferred stock
 conversion
Series B preferred stock
 conversion
Conversion of 8% convertible
 debentures                                                                           900,000
Employee stock option exercises                                                        37,413
Common shares purchased under ESPP                                                    280,929
Issuance of common stock, misc.                                                     1,119,000
S-Corporation shareholder distribution
 and stock redemption                     (3,759,360)                              (3,759,360)
Preferred stock dividend                    (173,447)                                      --
Net Income                                 6,378,649                                6,378,649
                                         -----------    ----------   ---------   ------------
Stockholders' Equity, December 31, 1997  $(4,570,591)   $2,961,109   $(668,017)  $ 32,006,731
Series B preferred stock conversion                                                        --
Series C preferred stock conversion                                                        --
Conversion of 8% convertible
 debentures                                                                           600,000
Accrued Interest paid in stock                                                         46,948
Public warrants exercises                                 (379,960)                 6,601,493
Non-Employee option/warrant exercises                                               2,013,393
Employee stock option exercises                                                       392,150
Common shares purchased under ESPP                                                    678,305
Riley acquisition                                                                     150,000
General acquisition                                                                   125,000
Dumbauld acquisition                                                                  250,000
Diversitec finders fee                                                                150,000
Treasury stock repurchase                                             (162,070)      (162,070)
Issuance of repricing shares                                                        1,948,959
S-Corporation shareholder
 distribution                               (646,410)                                (646,410)
Preferred stock dividends                    (47,722)                                      --
Net income                                11,403,323                               11,403,323
                                         ===========    ==========   =========   ============
Stockholders' Equity, December 31, 1998  $ 6,138,600    $2,581,149   $(830,087)  $ 55,557,822
                                         ===========    ==========   =========   ============

See accompanying notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Year Ended December 31
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
Cash flows from operating activities:
   Net income                                      $ 11,403,323    $  6,378,649
   Adjustments to reconcile net income to
   net cash used by operating activities:
   Depreciation and amortization                      3,093,711       1,659,521
   Gain on disposal                                      (7,154)       (181,999)
   Acquisition fees paid in Common Stock                150,000              --
   Increase in accounts receivable                  (13,050,423)     (4,600,677)
   Increase in inventory                            (10,798,342)     (4,782,063)
   Increase in costs and estimated earnings in
   excess of billings on uncompleted contracts       (2,651,150)     (2,290,732)
   Increase in prepaid expenses                        (142,806)        (56,708)
   Increase in accounts payable                       4,775,914       1,157,846
   Increase in accrued expenses                       1,080,653         640,140
   Increase (decrease) in billings in excess of
    cost and estimated earnings on uncompleted
    contracts                                           230,620        (152,766)
   Increase in income taxes payable                   2,967,023          18,444
                                                   ------------    ------------

      Net cash used by operating activities          (2,948,631)     (2,210,345)

Cash flows from investing activities:
   Purchase of property and equipment                (6,118,692)     (2,982,675)
   Decrease in other assets                              69,747         254,347
   Increase in intangible assets                     (1,476,503)    (12,898,190)
   (Increase) decrease in deferred
     acquisition costs                                 (125,000)        234,367
                                                   ------------    ------------

      Net cash used by investing activities          (7,650,448)    (15,392,151)

Cash flows from financing activities:
   Proceeds from notes payable and
   lease obiligations                                18,116,863      19,312,151
   Repayments on notes payable and
   lease obligations                                (14,219,834)    (12,107,605)
   Proceeds from warrant and stock option
     exercises                                        9,375,018          37,413
   S-Corp shareholder distribution                     (646,410)     (1,449,000)
   Treasury stock repurchase                           (162,070)     (2,310,360)
   Proceeds from private offerings, net                      --       3,472,924
   Proceeds from sale of common stock                        --      13,006,156
   (Decrease) increase in accrued offering
     costs                                             (430,816)        741,139
                                                   ------------    ------------

      Net cash provided by financing activities      12,032,751      20,702,818
                                                   ------------    ------------

   Net increase in cash and cash equivalents          1,433,672       3,100,322

Cash and cash equivalents, beginning of period        3,355,875         255,553
                                                   ------------    ------------

Cash and cash equivalents, end of period           $  4,789,547    $  3,355,875
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SUPPLEMENTAL CASH FLOW DISCLOSURES



                                                          Year Ended December 31
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------

Cash paid during the year for interest                   $  838,833   $1,731,000

Cash paid during the year for income taxes                  485,206       99,461

Non-Cash Transactions:

   Accrued interest paid in Common Stock                     46,948           --

   Offering costs paid in Common Stock,
     Warrants, Options                                      310,323    2,013,380

   Common Stock issued relating to Business
     Acquisitions                                           525,000    6,200,000

   Convertible debt converted to Common Stock               600,000    1,153,207

   Issuance of repricing shares relating to the 1997
     private placement                                    1,948,959           --

   Series A Preferred Stock converted to Common Stock            --    1,680,997

   Series B Preferred Stock converted to Common Stock     1,126,837    1,579,465

   Series C Preferred Stock converted to Common Stock       459,997           --

   Preferred Stock dividends paid in Common Stock            47,722      173,447


See accompanying notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF CORPORATION:

International  FiberCom,  Inc.  was  incorporated  in the  State of  Arizona  on
December  29,  1972  and  operates  under  the  tax  laws  of  a C  Corporation.
International FiberCom, Inc, and its subsidiaries (the "Company") offer diversified services and products to the telecommunications, cable television ("CATV") and other industries. The Company provides installation, construction, consulting, design, engineering and systems integration services to the owners of broadband, fiber-optic networks. The Company also sells and distributes new and secondary market telecommunications equipment. The Companies products and
services  are  stratified   into  three   principle   segments   identified  as:
Infrastructure Development, Engineering and Equipment Distribution.

PRINCIPLES OF CONSOLIDATION:

The accompanying  consolidated  financial statements include the accounts of the
company  and  its  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.

RECLASSIFICATIONS:

Certain prior year amounts in the accompanying 1997 Consolidated Statements of Operations and Cash Flows have been reclassified to conform to the 1998 presentation.

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

Significant estimates are used when accounting for the percentage of completion and the estimated gross profit on jobs in progress, allowance for doubtful accounts, inventory reserves, depreciation and amortization, accruals, taxes, contingencies, goodwill, etc., which are discussed in the respective notes to the consolidated financial statements. During the fourth quarter of 1998, the Company reevaluated its inventory reserves related to two recent acquisitions and reduced such reserves by $3,263,000.

REVENUE AND COST RECOGNITION:

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

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

ACCOUNTS RECEIVABLE:

Accounts receivable - trade represent the amounts billed but uncollected on completed construction contracts and construction contracts in progress, as well as standard trade receivables.

Accounts receivable-unbilled represents amounts receivable from customers on completed contracts not yet billed.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At December 31, 1998, allowances have been established for potentially uncollectible accounts receivable in the amount of $266,389.

INVENTORY:

Inventories are stated at the lower of cost, first-in, first-out method, or market, and consists of new and secondary market telephone equipment and cable and electronic supplies. The Company periodically reviews its inventory and makes a provision for damaged or obsolete inventory, if necessary.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets utilizing straight-line and accelerated methods. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. The estimated useful lives are as follows:

             Software                                    7 years
             Building                                  28-40 years
             Tools and construction equipment           5-7 years
             Vehicles                                   3-5 years
             Furniture and fixtures                    7-10 years
             Office equipment                           5-7 years
             Leasehold improvement                     5-40 years

Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended December 31, 1998 and 1997, depreciation expense was $1,700,407 and $1,214,733, respectively.

The Company's capital lease agreements are recorded at the lower of the present value of the minimum lease payments, or the fair market value of the assets. The assets are being depreciated over the lesser of their estimated productive lives, or their lease term. Depreciation of the assets under the capital leases is included in depreciation expense, as noted above, for the years ended December 31, 1998 and 1997.

GOODWILL:

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is being amortized ratably over 15-20 years. The carrying value of goodwill will be reviewed periodically by the Company and impairments, if any, will be recognized when expected future operating cash flows derived from goodwill are less than its carrying value. Goodwill related amortization expense charged to operations for the years ended December 31, 1998 and 1997, was $1,140,347 and $358,412, respectively.

WARRANTIES:

The Company provides warranties for products sold and services performed, ranging from one to twenty years. The Company has had no material warranty claims to date.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INCOME TAXES:

The Company reports deferred taxes on an asset and liability approach. Deferred income taxes arise from timing differences resulting from revenues and expenses reported for financial accounting and tax reporting purposes in different periods. Deferred income taxes primarily represent the estimated tax liability on additional depreciation expense reported based upon accelerated tax depreciation methods, and timing differences in the utilization of net operating losses.

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

Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of the convertible preferred stock and convertible debentures and exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Net income has been adjusted for dividends on the convertible preferred stock and interest and finance expenses (net of tax) on the convertible debt.

NEW ACCOUNTING PRONOUNCEMENTS:

During the year ended December 31, 1998, the Company adopted Statement of Financial Accounts Standard No. 132, "Employee Disclosures about Pensions and other Post Retirement Benefits." This pronouncement revises and improves disclosure requirements of FASB No's 87, 88 and 106.

During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") issued by the FASB. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. There was no effect from the adoption of this statement on the financial position or results of operations for the year ended December 31, 1998.

During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has no items of comprehensive income and therefore comprehensive income is the same as net income, as presented.

During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than was required by APB 15, Earnings per Share. There was no effect from the adoption of this statement on the reporting of earnings per share for the year ended December 31, 1997.

NOTE 2 - CONCENTRATIONS OF RISK:

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation. The Company had uninsured cash of approximately $6,039,133 at December 31, 1998.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes) at December 31, 1998 are as follows:

                                                  Carrying              Fair
                                                   Amount               Value
                                                 ----------          ----------
          Long-term debt/capital leases          $2,925,112          $2,925,112

The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of loans receivable and notes payable from related parties cannot be determined due to its related party nature.

NOTE 4 - ACCOUNTS RECEIVABLE - TRADE:

Accounts receivable - trade consist of the following at December 31, 1998:

         Contracts in progress                                       $11,392,974
         Contracts in progress - retention                             1,139,682
         Completed contracts                                           5,439,333
         Completed contracts - retention                                  65,923
         Non-contract related accounts receivable                      4,089,250
                                                                     -----------

                                                                      22,127,162
         Less:  allowance for doubtful accounts                          266,389
                                                                     -----------
                                                                     $21,860,773
                                                                     ===========
NOTE 5 - RELATED PARTY TRANSACTIONS:

LOANS RECEIVABLE FROM RELATED PARTIES CONSIST OF THE FOLLOWING AT
DECEMBER 31, 1998:

6.5%  loans  receivable  from  corporate
stockholders,  due on demand; secured by
the Company's common stock.                                          $   142,413

7.0% loan  receivable  from a  corporate
stockholder,  with  sixty  (60)  monthly
payments  of $791,  including  principal
and interest, due in full April 1, 2000;
unsecured.                                                                77,787
                                                                      ----------

                                                                      $  220,200
                                                                      ==========

Based upon the opinion of management of the Company, the above receivables have been classified as long-term in the accompanying financial statements.

COVENANT NOT TO COMPETE:

During the year ended December 31, 1997, the Company commenced litigation to collect on loans receivable from two former officers of Kleven. The officers filed a counterclaim alleging wrongful termination. As part of a litigation settlement, the two former officers entered into a covenant not to compete with the Company, in which the balance on their advances were converted into covenants not to compete for a five year period. For the year ended December 31, 1998, amortization expense was $73,588. No amortization expense was recorded in 1997.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTES 5 - RELATED PARTY TRANSACTIONS: (CONTINUED)

NOTES PAYABLE - RELATED PARTIES CONSISTS OF THE FOLLOWING AT DECEMBER 31, 1998:

8.5% note payable to a principal  stockholder of the Company who is an officer of Southern, a wholly-owned  subsidiary of the Company,  monthly  principal  and  interest  payments of
$86,663, due in full February, 2001.                               $   2,051,326

5.5%  convertible  debenture  to RBB  Bank  and  affiliates, convertible at $5.475 per share on or after January 27, 1998 through April 27, 1999, at which time the debentures and any
accrued interest are due in full.                                      1,000,000

12% note payable to former  principal and a current  officer of  Compass,  a  wholly-owned  subsidiary  of  the  Company, interest  accrues monthly and interest and principal are due
on demand.                                                               109,157

Note  payable  to former  partner of Riley,  a  wholly-owned subsidiary of the Company, principal only payments of $2,000
due weekly.                                                               20,000
                                                                   -------------
                                                                       3,180,483
Less: current portion                                                  2,029,287
                                                                   -------------
                                                                   $   1,151,196
                                                                   =============

A schedule of future minimum principal payments due on notes payable - related parties outstanding as of December 31, is as follows:

                        1999                                          $2,029,287
                        2000                                             979,693
                        2001                                             171,503
                                                                      ----------
                                                                      $3,180,483
                                                                      ==========
DEBT ISSUE COSTS:

In addition, the Company incurred costs in connection with the aforementioned notes payable related parties. These costs are capitalized and amortized ratably over the life of the debt. For the year ended December 31, 1998 and 1997, amortization expense of these costs was $179,369 and $20,736, respectively.

NOTE 6 - INVENTORY:

Inventory consists of the following at December 31, 1998:

           New and used telephone equipment                          $18,058,880
           Cabling and equipment                                         847,433
                                                                     -----------
                                                                      18,906,313
           Less: allowance for obsolete inventory                      1,960,170
                                                                     -----------
                                                                     $16,946,143
                                                                     ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - CONTRACTS IN PROGRESS:

Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following at December 31, 1998:

        Costs incurred on uncompleted contracts                      $25,061,595
        Estimated earnings to date                                     9,024,306
                                                                     -----------
                                                                      34,085,901
        Less:  billings to date                                       29,343,678
                                                                     -----------
                                                                     $ 4,742,223
                                                                     ===========

        Included in the accompanying balance sheet under the following captions:

        Costs and estimated earnings
          in excess of billings on
          uncompleted contracts                                       $5,191,428

        Billings in excess of costs and
          estimated earnings on
          uncompleted contracts                                          449,205
                                                                      ----------
                                                                      $4,742,223
                                                                      ==========


NOTE 8 - PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31, 1998:

           Construction equipment                                    $10,363,833
           Building and land                                           2,339,447
           Furniture and fixtures                                        616,569
           Vehicles                                                    1,047,860
           Office equipment                                              344,252
           Leasehold improvements                                        341,312
           Software                                                      526,850
                                                                     -----------
                                                                      15,580,123
           Less: accumulated depreciation                              5,538,051
                                                                     -----------
                                                                     $10,042,072
                                                                     ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - NOTES PAYABLE:

Notes payable consist of the following at December 31, 1998:

Mortgage note payable to Valley First  Community  Bank,
interest  8.48%  payable  in monthly  installments,  of
$6,328.96   including   principal  and  interest,   due
February 20, 2005; collateralized by a Deed of Trust.                $   363,842

Notes payable to Wachovia  Bank on a revolving  line of
credit,  interest  only  payable  monthly at prime plus
 .25%,  payable on demand,  guaranteed  by assets of the
Company.                                                               1,543,727

6.9% to 14.5% notes  payable to financial  institutions
with monthly  principal and interest payments from $252
to  $18,056  and  quarterly  principal  payments  up to
$150,000,   due  in  full   through   September   2002;
collateralized by equipment and personal guarantees.                   3,360,680

Note  payable to First  Tennessee  Bank on a $1,000,000
revolving line of credit, interest only payable monthly
at prime plus 1%, due June 1, 1999;  collateralized  by
accounts receivable and inventory.                                       875,000

Note  payable  to  Valley  First  Community  Bank  on a
revolving line of credit, interest only payable monthly
at prime plus 1.25%, due May 1, 1999; collateralized by
equipment and a personal guarantee by an officer.                        500,000

Note  payable  to  Emergent   Financial  Company  on  a
$2,000,000  revolving line of credit,  interest payable
at  maturity  at prime  plus  2.5%,  due June 2,  1999;
collateralized by all assets.                                          1,884,841
                                                                     -----------
                                                                       8,528,090
Less: current portion of notes payable                                 6,410,568
                                                                     -----------
                                                                     $ 2,117,522
                                                                     ===========

A schedule of future minimum principal payments due on notes payable outstanding as of December 31, is as follows:

                1999                                                  $6,410,568
                2000                                                   1,200,047
                2001                                                     527,668
                2002                                                     239,816
                2003                                                      65,745
                Subsequent                                                84,246
                                                                      ----------
                                                                      $8,528,090
                                                                      ==========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 - OBLIGATIONS UNDER CAPITAL LEASES:

At December 31, 1998, the Company was the lessee of construction and office equipment, with an original cost of $2,290,725 under capital lease agreements expiring through December, 2003.

Minimum future lease payments under the capital leases for each of the next five
(5) years as of December 31, are as follows:

                      1999                                            $  622,905
                      2000                                               516,821
                      2001                                               211,404
                      2002                                               109,137
                      2003                                                58,792
                                                                      ----------

Total minimum lease payments                                           1,519,059

Less: amount representing interest                                       196,083
                                                                      ----------

Present value of net minimum lease payments                            1,322,976

Less: current maturities of capital lease obligations                    515,386
                                                                      ----------
                                                                      $  807,590
                                                                      ==========
NOTE 11 - COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

The Company leases its various administrative facilities under non-cancellable operating leases, expiring through February, 2006. In addition, the Company leases vehicles and office equipment under operating lease agreements, with terms of two (2) to four (4) years. Future minimum lease payments under non-cancellable operating lease agreements as of December 31, are as follows.


                      1999                                            $1,488,012
                      2000                                             1,153,738
                      2001                                               859,186
                      2002                                               638,072
                      2003                                               378,628
                   Subsequent                                            525,458
                                                                      ----------
                                                                      $5,043,094
                                                                      ==========

For the years ended December 31, 1998 and 1997, total rent expense approximated $1,214,738 and $760,790, respectively.

EMPLOYMENT CONTRACTS:

The Company has entered into various employment contracts with six (6) officers of the Company and/or its subsidiaries through August, 2001. They provide for a minimum annual salary and automobile allowance. In addition, one (1) of the agreements contains incentives based on the Company's attainment of specified levels of sales and earnings. As of December 31, 1998 and 1997, the total minimum commitment was $2,268,508 and $934,950, respectively.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 - STOCKHOLDERS' EQUITY:

CONVERTIBLE DEBENTURES:

On February 10, 1998, the $600,000 outstanding balance of 8% convertible debentures was converted into 480,000 shares of Common Stock.

PREFERRED STOCK:

The Series A 9% preferred shares are convertible into common shares at a price equal to a thirty percent (30%) discount from the lower of the average closing bid price of the common stock for the three (3) consecutive trading days prior to (i) the date of subscription of the preferred stock or (ii) the date of the conversion of the preferred stock. All shares of Series A 9% preferred stock were converted into Common Stock in 1997.

The Series B 4% preferred shares are convertible into common stock at a price equal to the lower of the Average Stock Price on the date of each monthly subscription installment or the Discounted Average Stock Price on the date of conversion. The "Average Stock Price" is the average of the daily closing bid prices of the common stock for the five consecutive trading days immediately preceding the relevant date. The "Discounted Average Stock Price" means (i) 70% of the average of the daily closing bid prices of the common stock for the five consecutive trading days immediately preceding the date of conversion into common stock if such average of the daily prices is below $3.00 per share or
(ii) 75% of the average of such daily prices if the average is above $3.00 per share. For a one year period after issuance of the series B preferred, the series B conversion Price floor will be the lower of $.75 or 50% of the Average Stock Price. There will be no floor on the series B conversion price if the Company fails to achieve certain gross profits in any two consecutive quarters. The Company may redeem the series B preferred, in whole or in part, commencing 60 days after issuance at 150% of the purchase price of $1,000 per share. All of the Series B 4% preferred stock was converted into Common Shares in 1998.

The Series C 4% preferred shares are convertible into common stock at a price of $6.48375 per share. Additional shares may be issuable upon conversion based upon certain conditions. Dividends are payable on the Series C preferred at the rate of 4% per annum in shares of common stock or cash, at the option of the Company on a quarterly basis. During 1998, 600 of the 1,000 outstanding shares of Series C 4% preferred stock was converted into Common Stock.

COMMON STOCK:

The Company has entered into an agreement whereby it can repurchase 2,700,000 shares of common stock at prices ranging from $5.25 to $6.00 per share.

EMPLOYEE STOCK PURCHASE PLAN:

During 1997, the Company adopted an Employee Stock Purchase Plan (the "Plan") for all employees meeting certain eligibility criteria. Under the plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at the lower of 85% of its market price per share on (i) the commencement date of the purchase period or (ii) the purchase period termination date. Purchases are limited to 15% of an employee's eligible compensation, for each annual or semi-annual period of participation up to a maximum of $25,000 per calendar year. An aggregate of 2,000,000 shares. of the Company's common stock are authorized and available for sale to eligible employees. During the years ended December 31, 1998 and 1997, 139,876 and 104,036 shares, respectively were issued to employees under the Plan.

EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK PLANS:

On January 7, 1997, the Board of Directors approved the 1997 International FiberCom, Inc. Stock Option Plan. The Plan authorizes the Company to grant incentive stock options and non-qualified stock options to key employees of the Company. In addition, the Company has adopted the 1997 Restricted Stock Plan. This Plan authorizes the granting of restricted shares of common stock to key employees, consultants, researchers, and members of the Board. Under the Plans, 3,200,000 shares of common stock are reserved for issuance pursuant to a Plan amendment on April 2, 1998.

During the year ended December 31, 1994, the Company adopted the 1994 Incentive Stock Option Plan and the 1994 Restricted Stock Plan. The Plans authorized the granting of restricted shares of common stock and common stock options to key employees, consultants, researchers, and members of the Advisory Board. Under the above Plans, 441,707 shares of common stock were reserved for issuance.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


As of December 31, 1998, options exercisable to purchase all shares available for issuance under the 1994 Plans have been granted and options exerciseable to purchase 1,391,585 shares have been granted under the 1997 Plans. In addition, the Company has issued 2,736,930 options to employees and directors, not pursuant to any authorized plan.

Following is a summary of the status of the stock option plans for employees and directors during the years ended December 31, 1998 and 1997:

                                                                    Weighted
                                                                    Average
                                                   Number           Exercise
                                                 of Options     Price per Option
                                                 ----------     ----------------
           Outstanding at December 31, 1996        443,500            $1.13

           1997:
             Granted                             1,852,530             1.99
             Exercised                              30,145             1.24
                                                 ---------            -----

           Outstanding at December 31, 1997      2,265,885             1.83

           1998:
             Granted                             2,275,982             5.43
             Exercised                             889,540             1.06
           Forfeitures                                  63             1.47
                                                 ---------            -----

           Outstanding at December 31, 1998      3,652,264            $4.23
                                                 =========            =====

Information relating to stock options at December 31, 1998 summarized by exercise price are as follows:

                             Outstanding                 Exerciseable
                     -----------------------------   --------------------
                                  Weighted Average     Weighted Average
                                 -----------------   --------------------
   Exercise Price                 Life    Exercise               Exercise
      Per Share        Shares    (Year)     Price      Shares      Price
   --------------    ---------   ------   --------   ---------   --------
     $.94 - $1.47      588,687     4.9     $1.14       588,687     $1.14
    $3.00 - $4.43      854,895     3.7      3.04       854,895      3.04
    $5.00 - $6.00    2,208,682     4.6      5.47     2,208,682      5.47
   --------------    ---------    ----     -----     ---------     -----

    $.94 - $6.00     3,652,264     4.4     $4.23     3,652,264     $4.23
   ==============    =========    ====     =====     =========     =====

All of the above options are currently exercisable.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 1998 and 1997. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1998 and 1997, would have been reduced to the proforma amounts presented below:

                                                    December 31,
                                           -----------------------------
                                              1998               1997
                                           -----------        ----------
         Net income:
           As reported                     $11,355,601        $6,205,202
           Pro forma                         5,252,498         4,362,432

         Basic earnings per share:
           As reported                             .48               .53
           Pro forma                               .22               .37

         Diluted earnings per share:
           As reported                             .43               .35
           Pro forma                               .20               .25

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 and 1997, expected life of options of 1-2 years, expected volatility of 82%, risk-free interest rates of 8.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1998 and 1997 approximated $2.68 and $1.01, respectively.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS:

The Company issued 1,302,480 warrants in connection with its 1994 public offering. Such Public Warrants are exercisable to purchase one share of common stock at $5.50 until September 15, 1998. The warrants may be redeemed by the Company upon 30 days written notice at $.10 per warrant, provided that the closing bid quotations of the common stock have averaged at least $8.10 per share for any 20 consecutive trading days ending on the third day prior to the day on which the Company gives notice. During 1998, the Company gave notice to the warrant holders calling for warrant redemption. Of the total issued warrants, 1,288,930 warrants were exercised generating cash proceeds of $7,089,115. 7,440 of the warrants were redeemed at $.10 per warrant and 6,110 warrants were forfeited.

The Company also issued 378,443 series A warrants in connection with the Company's 1996 private placement of series A preferred. The series A warrants are exercisable to purchase 378,443 shares of common stock at a price of $.82 per share. The series A warrants are exercisable until May, 2001. During 1998 all of the warrants were exercised.

In connection with its 1994 public offering of shares of common stock and warrants, the Company also sold to the underwriter of such offering, at nominal consideration, Underwriter's warrants exercisable to purchase 120,000 shares of common stock at $8.10 per share of common stock and 120,000 Underwriter's underlying warrants at $.15 per Underwriter's underlying warrant, for a total of 240,000 shares. The Underwriter's underlying warrants were exercisable at a price of $7.15 per share, however, such warrants expired on September 15, 1998. The Underwriter's warrants were exercisable commencing August 12, 1995 and continuing for four years thereafter. During 1998, 47,000 of the 120,000 underwriter's warrants were exercised.

On November 5, 1996, the Company entered into a twenty-five (25) month consulting agreement to assist the Company with investor communications and relations. In consideration of the Agreement, the Company granted its consultant a four (4) year option to purchase 1,900,000 shares of the Company's common stock, exercisable at $1.12 per share, which equalled the market price at the grant date. The Company has determined that the value of the services to be received under this agreement is $105,000, which is being amortized over the term of the agreement. The options became exercisable on January 1, 1998 and during 1998, all of the options were exercised.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 - STOCKHOLDERS' EQUITY: (CONTINUED)

In June, 1996, the Company entered into an agreement with a securities broker-dealer to provide its services to seek potential acquisitions. In consideration for the agreement, the Company granted the broker-dealer warrants to purchase 150,000 shares of the Company's common stock for a period of three
(3) years. There are 75,000 warrants exercisable at two dollars ($2) per share, and 75,000 warrants exercisable at four dollars ($4) per share, with a weighted average exercise price of three dollars ($3) per share. The Company has determined that the value of the services to be received under this agreement is $5,000, which is being amortized over the term of the agreement. All of the warrants were exercised in 1998

In connection with its 1997 private placement of Series B preferred, the Company issued 700,000 Series B warrants. The series B warrants are exercisable to purchase one share of common stock at varying exercise prices depending on the tranche. The exercise price for warrants issued with Tranche 1 is $2.25 per share and are exercisable until March, 2002, the exercise price for warrants issued with Tranche 2 is $2.50 per share and are exercisable until April, 2002, and the exercise price for Warrants issued with Tranche 3 is $3.00 per share and are exercisable until May, 2002. The 220,000 warrants issued with Tranche 1 were exercised in 1998.

In connection with the 1997 Private Placement, the Company entered into a repricing agreement with said purchaser of shares under the private placement guaranteeing the issuance of 300,000 additional shares of stock based on certain criteria defined in the agreement relating to the common stock prices subsequent to the offering. In 1998, the Company issued these additional shares in connection with the agreement.

In connection with its 1997 private placements of common stock, the Company issued 200,000 warrants and 300,000 stock options to the placement agent and a consultant, respectively. The exercise price for the warrants is $7.50 per share and are exercisable until November, 2002. The exercise price for the options is $6.00 and are exercisable commencing January, 1998 until January, 2002. As of December 31, 1998, none of the warrants or options had been exercised.

In connection with its 1997 private placement of Series C preferred, the Company issued 267,000 warrants to the placement agent. The exercise price for the warrants is $7.50 and are exercisable until October, 2002. As of December 31, 1998, none of the warrants had been exercised.

In connection with its January, 1997 acquisition of Concepts, the Company issued 54,000 warrants to outside parties. 10,000 warrants have an exercise price of $.94 and are exercisable until January, 1999. 44,000 warrants have an exercise price of $1.75 and are exercisable until February, 1999. The fair value of the warrants granted was estimated at the date of grant utilizing the Black-Scholes pricing model. All of the warrants were exercised in 1998.

In December 1997, the Company granted 300,000 options for investment advisory services. The exercise price for the options is $6.00 and are exercisable through January 2002. The fair value of the options granted was estimated at the date of grant utilizing the Black-Scholes pricing model. The investment advisory services were utilized in connection with the 1997 private placement and as such, were netted against the proceeds from the private placement. As of December 31, 1998, none of the options had been exercised.

In 1997, the Company issued 280,000 warrants and 30,000 options to a vendor for services rendered. 250,000 and 30,000 warrants have an exercise price of $1.47 and are exercisable until April, 2003 and April, 2002, respectively. The exercise price for the options is $.94 and are exercisable until May, 2002. The fair value of the warrants and options granted was estimated at the date of grant utilizing the Black-Scholes pricing model. The vendor services were utilized in connection with the 1997 private placement and as such, were netted against the proceeds from the private placement. All the options and warrants are outstanding at December 31, 1998.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 - STOCKHOLDERS' EQUITY: (CONTINUED)

Following is a summary of the status of non-employee stock options and warrants during the years ended December 31, 1998 and 1997:

                                              Number of     Weighted
                                               Options      Average
                                                and         Exercise
                                              Warrants       Price
                                              ---------     --------
         Outstanding at December 31, 1996     3,970,923       $2.80

             1997:
               Granted                        2,131,000        4.37
                                              ---------       -----

         Outstanding at December 31, 1997     6,101,923        3.47

             1998:
               Exercised                      4,288,373        2.63
               Redeemed                           7,440         .10
               Forfeited                        126,110        6.80
                                              ---------       -----

         Outstanding at December 31, 1998     1,680,000       $5.33
                                              =========       =====

EARNINGS PER SHARE:

The following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                      Year Ended December 31
                                                        1998           1997
                                                     -----------   -----------
Numerator:
 Numerator for basic earnings per share - net
   income attributable to common stockholders        $11,355,601   $ 6,205,202
 Interest expense and finance expense on
   convertible debt                                      157,357       113,060
 Preferred stock dividends                                47,722       173,447
                                                     -----------   -----------
 Numerator for diluted earnings per share -
   adjusted net income attributable to
   common stockholders plus assumed conversions      $11,560,680   $ 6,491,709
                                                     ===========   ===========
Denominator:
 Denominator for basic earnings per share -
     weighted-average shares outstanding              23,508,749    11,711,024
 Effect of dilutive securities:
     Convertible preferred stock                         401,001     2,426,652
     Dilutive options                                  3,039,968     3,192,845
     Convertible debt                                    226,045     1,249,315
                                                     -----------   -----------

 Dilutive potential common shares                      3,667,014     6,868,812
                                                     -----------   -----------
 Denominator for diluted earnings per share -
     adjusted weighted-average shares outstanding
     and assumed conversions                          27,175,763    18,579,836
                                                     ===========   ===========

 Basic earnings per share                            $       .48   $       .53
                                                     ===========   ===========

 Diluted earnings per share                          $       .43   $       .35
                                                     ===========   ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 - STOCKHOLDERS' EQUITY: (CONTINUED)

In 1998, options and warrants with exercise prices ranging from $7.15 to $8.10 on 707,000 shares of common stock were not included in computing diluted EPS because their effect was anti-dilutive. The anti-dilutive securities had expiration dates ranging from September 15, 1998 through November 30, 2002. In 1997, options and warrants with exercise prices ranging from $3.30 to $7.50 on 974,868 shares of common stock were not included in computing diluted EPS because their effect was anti-dilutive. The anti-dilutive securities had expiration dates ranging from September 15, 1998 through November 30, 2002.

NOTE 13 - INCOME TAXES AND DEFERRED INCOME TAXES:

The benefit (provision) for income taxes consists of:

                                                        December 31,
                                                 --------------------------
                                                     1998           1997
                                                 -----------    -----------
  Current                                        $(4,745,882)    $(143,809)
  Deferred                                          (153,615)      490,128
                                                 -----------     ---------

  Benefit (provision) for income taxes           $(4,899,497)    $ 346,319
                                                 ===========     =========

As of December 31, 1998, the components of deferred income taxes are as follows:

  Current Deferred Tax Assets (Liabilities):
     Revenue recognition                                  --     $(346,406)
     Net operating loss carryforwards                     --       444,025
     Allowance for doubtful accounts               $ 110,578        89,232
     Allowance for inventory obsolescence            752,422        71,755
                                                   ---------     ---------

  Net Current Deferred Tax Asset                   $ 863,000     $ 258,606
                                                   =========     =========
  Long-term Deferred Tax Assets (Liabilities):
     Net operating loss carryforwards              $ 145,000     $ 172,846
     Depreciation and amortization                  (967,327)     (336,708)
                                                   ---------     ---------

  Net Long-term Deferred Tax Liability             $(822,327)    $(163,862)
                                                   =========     =========

At December 31, 1998, the Company had federal and state net operating loss carryforwards in the approximate amount of $1,500,000 available to offset future federal and state taxable income primarily through December 31, 2011. Due to the acquisition of Compass, approximately $500,000 of the net operating loss carryforwards are restricted in their usage.

At December 31, 1998, the deferred tax asset of $863,000 is comprised of timing differences between the recognition of expense for book and tax purposes. The primary components of such balance is the allowance for doubtful accounts and inventory obsolescence. The Company believes that it is more likely than not it will realize the deferred tax asset based upon the Company's estimated future profitability. Accordingly, no valuation allowance has been provided for such asset.

The income tax on earnings differed from the federal statutory rate as follows:

     Computed at the expected statutory rate      $(5,540,000)

     Utilization of net operating losses              380,000
     Amortization of goodwill not deductible         (388,000)
     State taxes                                     (815,000)
     Income from Sub-S entities acquired in
     poolings of interest                           1,463,503
                                                  -----------

         Effective rate                           $(4,899,497)
                                                  ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 - EMPLOYEE BENEFIT PLANS:

Four of the Company's subsidiaries maintain 401(k) Retirement plans and one subsidiary maintains a Money Purchase Safe Harbor Pension Plan. Each Plan covers substantially all full-time employees. The 401(k) Plans allow for employees to contribute up to 15% of their salary to the plan. Each 401(k) plan provides for a matching contribution by the subsidiaries based upon a percentage of the participant's annual contribution. Under the terms of the Money Purchase Safe Harbor Pension Plan, the subsidiary contributes an amount equal to 15.6% of an employee's annual compensation, plus an amount equal to 5.7% of an employee's annual compensation in excess of the maximum wage subject to Social Security tax as of the beginning of the plan year. Maximum compensation under the Money Purchase Safe Harbor Pension Plan is $200,000. Retirement plan contributions under all the plans amounted to $189,104 and $285,953 in 1998 and 1997, respectively.

NOTE 15 - BUSINESS COMBINATIONS

On September 1, 1998, the Company acquired United Tech, Inc. ("United") and Diversitec, Inc. ("Diversitec") whereby the Company exchanged 1,502,000 and 1,752,000 shares of common stock for all the common stock of United and Diversitec, respectively. Both United and Diversitec purchase, sell and deal in new and secondary market telecommunications equipment utilized in the digital access, switching and transport systems of telecommunication service providers on a nationwide basis. Both United and Diversitec were Subchapter S corporations for federal tax purposes and, accordingly, did not pay U.S. federal income taxes. United and Diversitec will be included in the Company's U.S. federal income tax return effective September 1, 1998. The United and Diversitec acquisitions have been accounted for as poolings of interest. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of United and Diversitec as though they have always been a part of the Company.

In October 1997, the Company completed a merger with Compass by exchanging 470,588 shares of its common stock for all of the issued and outstanding common stock of Compass. The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the results of Compass for all periods presented. Compass is a contract provider of network planning services to the telecommunications industry. The principal source of Compass' revenues is derived from developing and supporting computerized mapping of broadband design systems around the globe.

The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow.

                                                                    Unaudited
                                       Net             Net          Pro Forma
                                      Sales           Income        Net Income
                                   -----------      ----------      ----------
Eight Months Ended
August 31, 1998
United                             $10,508,497      $1,392,626      $  835,576
Diversitec                           9,288,799       2,100,218       1,260,131
                                   -----------      ----------      ----------
Combined                           $19,797,296      $3,492,844      $2,095,707
                                   ===========      ==========      ==========
Year ended
December 31, 1997
IFCI                               $31,190,529      $2,128,551      $2,128,551
United                               8,345,581       1,061,641         636,985
Diversitec                          12,595,079       3,012,523       1,807,514
Compass                              5,134,617         175,934         175,934
                                   -----------      ----------      ----------
Combined                           $57,265,806      $6,378,649      $4,748,984
                                   ===========      ==========      ==========

Unauadited pro forma net income reflects adjustments to net income to record an estimated provision for income taxes assuming Diversitec and United Tech were tax paying entities and the elimination of intercompany balances.

In connection with the United and Diversitec acquisitions, the Company recorded a charge to operating expenses of $890,000 ($560,700 after taxes, or $0.02 per common share) for direct and other acquisition related costs. Acquisition costs consisted primarily of finder's, attorney's and accounting fees.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 1998, the Company purchased the assets of Riley Underground Communications, Inc. ("Riley"), based in Southern California, for cash and restricted shares of Common Stock. Riley installs and maintains fiber-optic networks for cable television and telephone companies. The purchase agreement provides for a price of up to $2.5 million, payable in an initial installment based upon a percentage of the book value of Riley, with additional installments computed on a percentage of Riley's pretax earnings over the next three years. Payments may be in cash or at the Company's election up to 50% may be paid in restricted shares of Common Stock. The purchase price exceeded the fair value of the net assets by approximately $600,000 of goodwill, which is being amortized on the straight-line basis over twenty years. The results of operations of Riley are included in the accompanying financial statements from the date of acquisition.

On October  1, 1997,  the  Company,  through  its  wholly-owned  subsidiary  SCP
Acquisition Corp., acquired substantially all of the assets of Southern Communications Products, Inc. ("Southern"), based in northwest Florida. Southern sells surplus new and secondary market telephone equipment to telephone service providers and other vendors throughout the United States. The transaction was accounted for as a purchase. The purchase price of $21,400,000 was funded through the sale of $13,500,000 of common stock, issuance of $6,200,000 of common stock to the former owner, and the issuance of a note payable in the amount of $3,200,000. The purchase price exceeded the fair value of the net assets acquired by approximately $17,900,000 of goodwill, which is being amortized on the straight-line basis over twenty years. The results of operations of Southern are included in the accompanying financial statements from the date of acquisition.

On January 1, 1997, the Company acquired Concepts In Communications, Incorporated ("Concepts"), a privately-held Nashville, Tennessee based company, with additional operations in Memphis and Knoxville. Concepts provides systems integration services including design, engineering, installation and maintenance of structured cable systems, network hardware and software, work station peripherals and intercommunication systems, primarily within commercial, industrial and governmental facilities throughout the United States. The transaction was accounted for as a purchase. The purchase price of $4,800,000 was  funded  through  the sale of  $3,500,000  of Series B  preferred  stock and
$1,500,000 from the issuance of convertible debentures. The purchase price exceeded the fair value of the net assets acquired by approximately $2,200,000 of goodwill, which is being amortized on a straight-line basis over fifteen years. The results of operations of Concepts are included in the accompanying financial statements from the date of acquisition.

NOTE 16 - MAJOR CUSTOMERS:

For the year ended December 31, 1998, the Company had five (5) major customers that represented 42% of Consolidated revenues. The customers included the City of Phoenix with 13% of total revenues; World Access with 11% of total revenues; and three customers which combined for 18% of total revenues. At December 31, 1998, the amount due from these customers included in accounts receivable was $5,836,740.

For the year ended December 31, 1997, the Company had one (1) major customer representing 22% of revenues. At December 31, 1997, the amount due from the customer included in accounts receivable was $2,173,000.

NOTE 17 - SUBSEQUENT EVENTS:

In February 1999, the Company entered into a two year credit agreement with a syndication of commercial banks. Under the agreement, the Company may borrow on a revolving credit basis, an aggregate of $30,000,000 based on its available borrowing capacity. Borrowings under this agreement will bear interest at either LIBOR plus 2% or prime rate at the discretion of the Company. In March the Company took advances under the credit agreement and paid the outstanding balances under various revolving credit agreements. In connection with the $30,000,000 credit agreement, the Company entered into a $5 million lease financing agreement.

In January 1999, the Company acquired the assets and assumed the liabilities of AeroComm, Inc. ("AeroComm") for approximately $5 million paid in $2,900,000 cash and 304,907 shares of restricted common stock. For the year ended December 31, 1998, AeroComm had net sales of approximately $3,500,000. The acquisition will be accounted for as a purchase.

Effective January 1, 1999, the Company merged the subsidiaries' individual retirement plans into one consolidated 401(k) retirement plan covering substantially all full-time employees. Under the terms of the new plan, the employee may elect to contribute up to 15% of their salary to the Plan. The Plan calls for a discretionary matching contribution.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18 - SEGMENT INFORMATION:

The Company's operations are classified into four principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. Segment information is reported in a different manner from the 1997 annual report to better describe how management currently analyzes its financial information and to consolidate by division how the Company is marketed to the general public and its clients.

1998
                  Infrastructure                   Equipment
                   Development     Engineering    Distribution        Other           Total
                   -----------     -----------    ------------        -----           -----
Revenues           $55,438,030     $9,856,287      $39,681,678    $         --     $104,975,995

Interest Expense       306,098        259,613          350,991          62,719          979,421

Depreciation and
  Amortization       1,407,895        328,718        1,056,214         300,884        3,093,711

Operating Income
  (Loss)             5,277,432       (305,233)      14,284,414      (2,203,511)      17,053,102

Assets              30,206,506      6,414,850       41,284,997       6,708,036       84,614,389


1997
                  Infrastructure                   Equipment
                   Development     Engineering    Distribution        Other           Total
                   -----------     -----------    ------------        -----           -----
Revenues           $27,551,063     $6,736,085      $22,978,658    $       --       $ 57,265,806

Interest Expense        36,813         38,826          166,165       135,813            377,617

Depreciation and
  Amortization         870,268        311,144          267,610       210,499          1,659,521

Operating Income
  (Loss)             1,200,620        169,234        3,612,658      (414,971)         4,567,541

Assets              13,316,288      2,412,428       28,370,596     4,796,440         48,895,752

NOTE 19 - UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The following unaudited pro forma condensed consolidated financial statements give effect to the acquisition in 1997 of Southern. They are based on the estimates and assumptions set forth herein and in the notes to such statements. This pro forma information has been prepared utilizing the historical financial statements and notes thereto, which are incorporated by reference herein. The pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchases been effected on the dates indicated or of the results which may be obtained in the future.

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


Proforma Consolidated Financial Statements:

The following represents proforma condensed statements of operations for the year ended December 31, 1997, assuming the acquisition of Southern was consummated as of January 1, 1997

                                        International
                                          FiberCom,         Southern                         Proforma
                                          Inc. and       Communications,       Proforma    Consolidated
                                        Subsidiaries    Products, Inc.(4)     Adjustments     Amounts
                                        ------------    -----------------     -----------     -------
Net Sales                               $ 57,265,806      $  8,486,849                      $ 65,752,655

Cost of Sales                             40,433,795         2,755,785                        43,189,580
                                        ------------      ------------                      ------------

Gross profit                              16,832,011         5,731,064                        22,563,075

General and administrative expenses       12,264,470         1,191,856        662,000(1)      14,118,326
                                        ------------      ------------                      ------------

Income from operations                     4,567,541         4,539,208                         8,444,749

Other income (expense)                     1,464,789            17,741       (204,000)(2)      1,278,530
                                        ------------      ------------                      ------------
Income before provision (benefit)
  for income taxes                         6,032,330         4,556,949                         9,723,279

Provision (benefit) for income taxes        (346,319)               --      3,452,445(3)       3,106,126
                                        ------------      ------------                      ------------
Net Income                              $  6,378,649      $  4,556,949                      $  6,617,153
Preferred Stock Dividends                    173,447                --                           173,447
                                        ------------      ------------                      ------------
Net Income Attributable to
  Common Stockholders                   $  6,205,202      $  4,556,949                      $  6,443,706
                                        ============      ============                      ============
Earnings per common share:
Basic                                   $        .53                                        $        .42
Diluted                                 $        .35                                        $        .29

Shares used in computing
  earnings per share:

Basic                                     11,711,024                                          15,514,770

Diluted                                   18,579,836                                          22,383,582

----------
(1) To amortize goodwill in connection with the purchase of Southern on a straight-line basis over twenty years.

(2) To record interest on the convertible subordinated debentures issued to fund the acquisition.

(3)  Income Tax proration for Diversitec, United and Southern.

(4) Represents activity for the period from January 1, 1997 through September 30, 1997, the date of the acquisition.