Form 10-Q
period 1999-03-31
INTERNATIONAL FIBERCOM INC
filed 1999-05-10
CIK 924632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999          COMMISSION FILE NO 1-9690


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


                           Yes [X]          No [ ]

                Common Stock without par value 27,393,483 shares
               issued and 27,187,794 outstanding at March 31, 1999

                                      INDEX

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated  balance sheets - March 31, 1999  and December 31, 1998

        Consolidated statements of operations - Three months ended March 31, 1999 and 1998 (audited)

        Consolidated statements of cash flows - Three months ended March 31, 1999 and 1998

        Notes to consolidated financial statements - March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL FIBERCOM, INC.


                                    By /s/ Terry W. Beiriger
                                       ----------------------------------
                                       Terry W. Beiriger,
                                       Chief Financial Officer
DATED: May 10, 1999
       -------------------

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS




                                                      March 31,     December 31,
                                                        1999           1998
                                                     -----------     -----------
                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents                       $ 4,262,511     $ 4,789,547
     Accounts receivable
     - trade, net of allowance                        20,005,474      21,860,773
     - other                                             595,442         741,269
     Costs and estimated earnings in excess
       of billings on uncompleted contracts            7,664,731       5,191,428
     Inventory,  net of allowance (Note 2)            17,028,195      16,946,143
     Prepaid expenses                                    335,023         262,426
     Deferred tax asset                                  863,000         863,000
                                                     -----------     -----------
                  Total Current Assets                50,754,376      50,654,586

Property and Equipment, net                           12,788,504      10,042,072

Other Assets:
     Loans receivable related party                      242,481         220,200
     Goodwill, net                                    27,239,962      22,855,531
     Covenant not to compete, net                        293,767         313,101
     Other assets                                        349,089         348,551
     Deferred acquisition costs                          300,000         125,000
     Debt issue costs, net                                92,923          55,348
                                                     -----------     -----------

                                                      28,518,222      23,917,731
                                                     -----------     -----------

                  Total Assets                       $92,061,102     $84,614,389
                                                     ===========     ===========

See notes to consolidated financial statements.

                 INTERNATIONAL FIBERCOM, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,    December 31,
                                                                     1999          1998
                                                                 -----------   -----------
                                                                 (Unaudited)
Current Liabilities:
  Notes payable - current portion                                $11,431,541   $ 6,410,568
  Notes payable - related party                                    1,016,791     2,029,287
  Obligations under capital lease - current portion                  773,753       515,386
  Accounts payable                                                 5,975,971     9,464,558
  Accrued expenses                                                 2,515,850     2,252,307
  Billings in excess of cost and estimated earnings
    on uncompleted contracts                                         557,623       449,205
  Income taxes payable                                             2,377,912     3,036,621
                                                                 -----------   -----------

      Total Current Liabilities                                   24,649,441    24,157,932

Long-Term Liabilities:
  Notes payable-long term                                          1,835,429     2,117,522
  Notes payable-related party                                        913,996     1,151,196
  Obligations under capital lease - long term                      2,950,070       807,590
  Deferred income tax payable                                        838,079       822,327
                                                                 -----------   -----------
      Total Long-Term Liabilities                                  6,537,574     4,898,635
                                                                 -----------   -----------

      Total Liabilities                                           31,187,015    29,056,567

Stockholders' Equity:
  Series C 4% convertible preferred stock, no par value
    1,000 shares authorized, 400 shares issued and outstanding            --       306,665
  Common Stock, no par value, 100,000,000 shares authorized;
    27,393,483 shares issued and 27,187,794 shares outstanding at March 31, 1999; 26,271,545 shares issued and 26,065,855
    shares outstanding at December 31, 1998                       50,756,451    47,361,495

  Additional paid-in capital                                       2,581,149     2,581,149
  Retained Earnings                                                8,366,574     6,138,600
                                                                 -----------   -----------
                                                                  61,704,174    56,387,909
  Less:  treasury stock 205,689 shares, at cost                      830,087       830,087
                                                                 -----------   -----------
Total Stockholders' Equity                                        60,874,087    55,557,822
                                                                 -----------   -----------
Total Liabilities and Stockholders' Equity                       $92,061,102   $84,614,389
                                                                 ===========   ===========

See notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                        1999           1998
                                                   ------------    ------------
                                                   (Unaudited)

Net sales                                          $ 27,865,337    $ 21,667,979

Cost of sales                                        19,402,778      14,505,050
                                                   ------------    ------------
Gross profit                                          8,462,559       7,162,929


General and administrative expenses                   4,461,491       3,506,449
                                                   ------------    ------------
Income from operations                                4,001,068       3,656,480
Other income (expense):
     Interest income                                     38,421          31,784
     Interest expense                                  (392,626)       (148,082)
     Other income                                         7,414           6,421
     Gain on disposal of assets                           6,931           8,734
                                                   ------------    ------------
                                                       (339,860)       (101,143)
                                                   ------------    ------------
Income before provision for income taxes              3,661,208       3,555,337

Provision for income taxes                            1,429,234         631,628
                                                   ------------    ------------
Net income                                            2,231,974       2,923,709

Preferred stock dividend                                  4,000          22,910
                                                   ------------    ------------
Net income attributable to common stockholders
     before proforma provision for income taxes    $  2,227,974    $  2,900,799
                                                   ============    ============

Proforma provision for income taxes (Note 3)                 --         790,507
                                                   ------------    ------------

Net income attributable to common stockholders
     after proforma provision for income taxes     $  2,227,974    $  2,110,292
                                                   ============    ============

Proforma earnings per common share (Note 4):
     Basic                                         $        .08    $        .10
     Diluted                                       $        .08    $        .08
Earnings per common share:
     Basic                                         $        .08    $        .14
     Diluted                                       $        .08    $        .11
Shares used in computing earnings per share:
     Basic                                           26,976,948      20,331,540
     Diluted                                         29,081,368      25,834,105

See notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       THREE MONTHS ENDED MARCH 31, 1999 AND YEAR ENDED DECEMBER 31, 1998

                                                        Preferred Stock                Common Stock
                                                ---------------------------  -----------------------------
                                                 Series B        Series C       Shares         Amount
                                                -----------     -----------  -------------  -------------
Stockholders' Equity, January 1, 1998           $1,126,837        $766,662     19,886,849    $32,390,731
Series B preferred stock conversion                                               792,046      1,126,837
Series C preferred stock conversion              (1,126,837)      (459,997)       126,316        459,997
Conversion of 5.5% convertible debentures                                         480,000        600,000
Accrued Interest paid in stock                                                      7,744         46,948
Public warrants exercises                                                       1,288,930      6,981,453
Non-Employee option/warrant exercises                                           2,682,632      2,013,393
Employee stock option exercises                                                   788,745        392,150
Common shares purchased under ESPP                                                139,876        678,305
Riley acquisition                                                                  28,236        150,000
General acquisition                                                                17,857        125,000
Dumbauld acquisition                                                               41,885        250,000
Diversitec finders fee                                                             25,131        150,000
Treasury stock repurchase
Issuance of repricing shares                                                      300,000      1,948,959
S-Corporation shareholder distribution
Preferred stock dividends                                                           7,771         47,722
Net income
                                                -----------     -----------  -------------  -------------
Stockholders' Equity, December 31, 1998                  --       $306,665     26,614,018    $47,361,495

Series C preferred stock conversion                               (306,665)        79,840        306,665
AeroComm acquisition                                                              304,908      2,134,350
Non-employee option/warrant exercises                                             263,800        689,944
Employee stock option exercises                                                   130,325        259,997
Preferred stock dividends                                                             592          4,000
Net income
                                                ===========     ===========  =============  =============
Stockholders' Equity, March 31, 1999                     --              --    27,393,483    $50,756,451
                                                ===========     ===========  =============  =============

                                                                Additional
                                                   Retained      Paid-In      Treasury
                                                   Earnings      Capital        Stock         Totals
                                                 ------------  -----------    ---------     -----------
Stockholders' Equity, January 1, 1998            $(4,570,591)  $2,961,109     $(668,017)    $32,006,731
Series B preferred stock conversion                                                                   -
Series C preferred stock conversion                                                                   -
Conversion of 5.5% convertible debentures                                                       600,000
Accrued Interest paid in stock                                                                   46,948
Public warrants exercises                                        (379,960)                    6,601,493
Non-Employee option/warrant exercises                                                         2,013,393
Employee stock option exercises                                                                 392,150
Common shares purchased under ESPP                                                              678,305
Riley acquisition                                                                               150,000
General acquisition                                                                             125,000
Dumbauld acquisition                                                                            250,000
Diversitec finders fee                                                                          150,000
Treasury stock repurchase                                                      (162,070)       (162,070)
Issuance of repricing shares                                                                  1,948,959
S-Corporation shareholder distribution              (646,410)                                  (646,410)
Preferred stock dividends                            (47,722)                                         -
Net income                                        11,403,323                                 11,403,323
                                                 ------------    ----------    ---------    -----------
Stockholders' Equity, December 31, 1998          $ 6,138,600     $2,581,149    $(830,087)   $55,557,822

Series C preferred stock conversion                                                                  --
AeroComm acquisition                                                                          2,134,350
Non-employee option/warrant exercises                                                           689,944
Employee stock option exercises                                                                 259,997
Preferred stock dividends                             (4,000)                                        --
Net income                                         2,231,974                                  2,231,974
                                                 -----------     ----------    ---------    -----------
Stockholders' Equity, March 31, 1999             $ 8,366,574     $2,581,149    $(830,087)   $60,874,087
                                                 ===========     ==========    =========    ===========

See accompanying notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended March 31
                                                           ----------------------------
                                                                1999          1998
                                                            -----------    -----------
Cash flows from operating activities:
  Net income                                                $ 2,231,974    $ 2,923,709
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
    Depreciation and amortization                               976,831        627,938
    Decrease (increase) in receivables                        2,105,865     (1,985,193)
    Increase in inventory                                       (82,052)      (278,585)
    Increase in costs and estimated earnings in
      excess of billings on uncompleted contracts            (2,473,303)      (187,667)
    Increase in prepaid expenses                                (72,597)       (55,080)
    Decrease in accounts payable                             (3,488,587)    (1,097,227)
    Increase (decrease) in accrued expenses                     263,543       (170,678)
    Increase in billings in excess of cost and
      estimated earnings on uncompleted contracts               108,418        510,563
    Increase (decrease) in income taxes payable                (642,957)       555,384
                                                            -----------    -----------
        Net cash provided (used) by operating activities     (1,072,865)       843,164

Cash flows from investing activities:
Purchase of property and equipment                           (3,415,598)      (344,127)
Increase in deposits and other assets                          (127,558)      (611,540)
Increase in intangible assets                                (2,575,987)      (285,971)
Increase in deferred acquisition costs                         (175,000)            --
                                                            -----------    -----------
        Net cash used by investing activities                (6,294,143)    (1,241,638)

Cash flows from financing activities:
Net increase (decrease) of loans, lease obligations and
  other long-term liabilities                                 5,890,031       (937,666)
Proceeds from warrant and stock option exercises                949,941        711,982
S-Corp shareholder distribution                                      --       (210,654)
  Treasury stock repurchase                                          --       (150,000)
                                                            -----------    -----------

        Net cash provided (used) by financing activities      6,839,972       (586,338)
                                                            -----------    -----------

Net decrease in cash and cash equivalents                      (527,036)      (984,812)

Cash and cash equivalents, beginning of period                4,789,547      3,355,875
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $ 4,262,511    $ 2,371,063
                                                            ===========    ===========

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SUPPLEMENTAL CASH FLOW DISCLOSURES
                                   (UNAUDITED)



                                                     Three Months Ended March 31
                                                     ---------------------------
                                                          1999            1998
                                                     -------------     ---------

Non-Cash Transactions:

Accrued interest paid in Common Stock                   $       --      $ 46,948

Common Stock issued relating to Business Acquisitions    2,134,350            --

Convertible debt converted to Common Stock                      --       600,000

Series B Preferred Stock converted to Common Stock              --       168,502

Series C Preferred Stock converted to Common Stock         306,665            --

Preferred Stock dividends paid in Common Stock               4,000        22,910

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Significant accounting policies:

     Basis of presentation:

     In the  opinion of  management,  the  accompanying  consolidated  financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.   Inventory:

     The components of inventory consist of the following:

                                                 March 31,     December 31,
                                                   1999            1998
                                               ------------    ------------
     New and used telephone equipment          $ 18,058,255    $ 18,058,880

     Cabling and equipment                          839,745         847,433

     Raw Materials                                   90,365              --
                                               ------------    ------------
                                                 18,988,365      18,906,313
     Less:  allowance for obsolete inventory     (1,960,170)     (1,960,170)
                                               ------------    ------------

                                               $ 17,028,195      16,946,143
                                               ============    ============


3. On September 1, 1998, the Company acquired United Tech, Inc. ("United") and Diversitec, Inc. ("Diversitec") under the rules of poolings of interest accounting whereby the Company exchanged shares of Common Stock for all the shares of stock of United and Diversitec. As such, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of United and Diversitec as though they have always been a part of the Company. In addition, both United and Diversitec were Subchapter S Corporations for federal tax purposes and, accordingly, did not pay U.S. federal income taxes up to the acquisition date. Therefore, a proforma provision for income taxes is recorded for the period up to the acquisition date as if both companies were C Corporation tax reporting entities since inception.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. Stockholders' Equity:

                                                                Three Months Ended March 31
                                                                ---------------------------
                                                                    1999          1998
                                                                 -----------   -----------
    Proforma Numerator:
      Proforma Numerator for basic earnings per share -
        net income attributable to common stockholders
        after proforma provision for income taxes                $ 2,227,974   $ 2,110,292
      Interest expense and finance expense on convertible debt        25,116        39,540
      Preferred stock dividends                                        4,000        22,910
                                                                 -----------   -----------
      Proforma Numerator for diluted earnings per share -
        adjusted net income attributable to common
        stockholders plus assumed conversions                    $ 2,257,090   $ 2,172,742
                                                                 ===========   ===========
    Numerator:
      Numerator for basic earnings per share - net income
        attributable to common stockholders before proforma
        provision for income taxes                               $ 2,227,974   $ 2,900,799
      Interest expense and finance expense on convertible debt        25,116        39,540
      Preferred stock dividends                                        4,000        22,910
                                                                 -----------   -----------
      Numerator for diluted earnings per share - adjusted
        net income attributable to common stockholders
        plus assumed conversions                                 $ 2,257,090   $ 2,963,249
                                                                 ===========   ===========
    Denominator:
      Denominator for basic earnings per share -
        weighted-average shares outstanding                       26,976,948    20,331,540
      Effect of dilutive securities:
        Convertible preferred stock                                   44,381       961,932
        Dilutive options                                           1,877,391     4,181,985
        Convertible debt                                             182,648       358,648
                                                                 -----------   -----------

      Dilutive potential common shares                             2,104,420     5,502,565

      Denominator for diluted earnings per share -
        adjusted weighted-average shares outstanding
        and assumed conversions                                   29,081,368    25,834,105
                                                                 ===========   ===========

      Proforma earnings per common share:
        Basic                                                    $       .08   $       .10
                                                                 ===========   ===========
        Diluted                                                  $       .08   $       .08
                                                                 ===========   ===========
      Earnings per common share
        Basic                                                    $       .08   $       .14
                                                                 ===========   ===========
        Diluted                                                  $       .08   $       .11
                                                                 ===========   ===========

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   Segment Information

     The Company's operations are classified into five principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production and technology strategies. Segmented information is reported in a different manner from the 1998 annual report to better describe how management currently analyzes its financial information and to consolidate by division how the Company is marketed to the general public and its clients.

     March 31, 1999 (Three Month Period Ending)


                       Infrastructure    Systems                    Equipment
                        Development    Integration   Engineering   Distribution    Wireless       Total
                        -----------    -----------   -----------   ------------    --------    -----------
     Revenues           $  9,498,505    $5,755,876   $ 4,134,708    $ 7,551,161   $  925,087   $27,865,337

     Gross Profit          2,163,923     1,659,787     1,628,811      2,485,791      524,247     8,462,559

     Interest Expense        128,609        25,895        94,383        143,414          325       392,626

     Depreciation and
       Amortization          484,515        52,173       129,124        302,519        8,500       976,831

     Operating Income      1,239,593       596,924       543,494      1,203,067      417,990     4,001,068

     Assets               23,859,684     9,708,380     7,661,731     44,626,018    6,205,289    92,061,102


     March 31, 1998  (Three Month Period Ending)

                       Infrastructure    Systems                    Equipment
                        Development    Integration   Engineering   Distribution    Wireless       Total
                        -----------    -----------   -----------   ------------    --------    -----------
     Revenues           $  2,714,165    $5,699,025   $ 1,569,756    $11,685,033   $       --   $21,667,979

     Gross Profit            348,426     1,414,228       422,347      4,977,928           --     7,162,929

     Interest Expense         49,088        10,849        12,688         75,457           --       148,082

     Depreciation and
       Amortization          201,311        35,296       137,104        254,227           --       627,938

     Operating Income
       (Loss)               (137,374)      629,574       (87,558)     3,251,838           --     3,656,480

     Assets                8,388,625     7,222,294     3,449,917     31,921,329           --    50,982,165

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     International FiberCom, Inc. offers a wide variety of services and equipment to the telecommunications, cable television and other related industries through ten wholly-owned subsidiaries. Unless the context requires otherwise, all references to "we", "our" or "us" refer to International FiberCom, Inc. and its subsidiaries. Our subsidiaries are separated into the following five principal business segments:

INFRASTRUCTURE DEVELOPMENT

     Our Infrastructure Development segment designs, installs and maintains fiber-optic cable networks for cable television and telephone companies, also known as "outside plant development". We have three subsidiaries in this segment:

     *    Kleven Communications, Inc. ("Kleven")
     *    Kleven Communications - CA, Inc. ("Kleven-CA")
     *    All Star Telecom, Inc. ("All Star")

SYSTEMS INTEGRATION

     Our Systems Integration segment designs, installs and maintains structured cable systems, network hardware, software, workstations and related peripherals, primarily within commercial, industrial and government facilities. We have one subsidiaries in this segment:

     *    Concepts in Communications, Inc. ("Concepts")

ENGINEERING

     Our Engineering segment specializes in the design of fiber-optic video, voice and data networks for cable television and telephone companies. This segment also provides project management, construction management, consulting services and staffing. We have two subsidiaries in this segment:

     *    Compass Communications, Inc. ("Compass")
     *    IFC Staffing, Inc. ("IFC Staffing")

EQUIPMENT DISTRIBUTION

     Our Equipment Distribution segment subsidiaries purchase, sell and deal in new and used telecommunications equipment used in the digital access, switching and transport systems of telephone companies, and other Fortune 500 companies. We have three subsidiaries in this segment:

     *    Southern Communications Products, Inc. ("Southern")
     *    Diversitec, Inc. ("Diversitec")
     *    United Tech, Inc. ("United Tech")

WIRELESS

     Our  Wireless  segment   manufactures  and  installs  specialized  wireless
     telecommunications equipment used to enhance radio frequency transmission and reception in tunnels, subways and other confined environments.

     *    AeroComm, Inc. ("AeroComm")


     Our strategy is to be a one-stop solution for the telecommunications marketplace. This strategy involves offering a wide range of engineering, consulting and maintenance services for fiber-optic and broadband networks and systems integrated with local area network ("WAN") expertise and capabilities. A LAN is a group of personal computers linked together in a building or campus to share programs, data, E-mail, peripherals and other resources. A WAN is a network that covers a large geographic area, such as a state or country.

     We derive a substantial portion of our revenue from contracts that are accounted for under the percentage of completion method of accounting. Under this method, revenues are recorded as work progresses on a contract. Overall gross margin percentages can increase or decrease based upon changes in the estimated gross margin percentages over the lives of the individual contracts.

     In January 1999, we acquired all of the outstanding equity securities of AeroComm for approximately $5 million paid with $2.9 million in cash and 304,907 shares of restricted common stock. The acquisition is being accounted for as a purchase.

     In February 1999, we entered into a two-year credit agreement with a syndication of commercial banks. Under the agreement, we have the ability to borrow, on a revolving credit basis, an aggregate of $30 million based on our available borrowing capacity. Borrowings under this agreement will bear interest at either LIBOR plus 2% or prime rate at our discretion. In March we took advances under the credit agreement to pay off outstanding balances under various credit agreements. In connection with the $30 million credit agreement, we also entered into a $5 million lease financing agreement.

     In April 1999, we purchased all of the outstanding equity securities of All Star. All Star specializes in the engineering, development and maintenance of telecommunications infrastructure systems, including cellular, for the CATV, LEC and CLEC industries. The purchase agreement calls for an initial payment of $3.85 million in cash and the issuance of 592,857 restricted shares of common stock for a total of approximately $8 million. Additional contingent payments (up to $13.5 million) may be payable if All Star meets certain pretax targets over the next 3 years. Future contingent payments may be in cash or common stock, except that over 40% of all proceeds must be paid in stock. The acquisition will be accounted for as a purchase.

RESULTS OF OPERATIONS

     NET SALES. Net sales for the first quarter of 1999 increased to $27,865,337 from $21,667,979 for the same period in 1998, an increase of 29%. This increase in sales is primarily attributable to the increase in contract activity in the infrastructure development and engineering segments as well as the addition of AeroComm's revenue in the first quarter. Infrastructure development and engineering segment revenues increased by over $9 million from the comparable quarter of 1998 to overcome a reduction in revenues in the equipment distribution segment of approximately $4 million. Refer to Note 5 of the financial statements (page F-9) for further breakdown by segment.

     GROSS PROFIT. The Company's gross profit increased to $8,462,559 for the first quarter of 1999 compared with $7,162,929 for the same period in 1998. The increase was a result of significant growth in the infrastructure development and engineering segments, as well as the addition of profits from our wireless division as compared to the 1998 quarter. Such increases offset the reduction in the profit of the equipment distribution segment of approximately $2.5 million.

     GENERAL AND ADMINISTRATIVE COSTS. The Company's general and administrative expenses were $4,461,491 for the first quarter of 1999 compared with $3,506,449 for the same period in 1998. As a percentage of net sales, the general and administrative expenses remained constant at 16% on a quarter to quarter comparison.

     OTHER INCOME (EXPENSE). The Company's net expense in this category was $339,860 for the first quarter of 1999 compared with $101,113 for the same period in 1998. This increase is primarily attributable to higher borrowing activity for the acquisitions of AeroComm in 1999, and Communications Center, Inc., General Communications, Inc., and Riley Communications, Inc. in 1998. All four of the above transactions were in part cash purchases.

     The increase in net expenses is also partially attributable to increased interest expenses under equipment financing arrangements as a result of substantial equipment purchases in the infrastructure development segment to meet increased demand for that segment's services.

     PROVISION FOR INCOME TAX BENEFIT (EXPENSE). The Company accrued income tax expense of $1,429,234 in the first quarter of 1999 compared to income tax expense of $631,628 for 1998.

     On a pro forma basis the provision for income taxes increased from $1,422,135 in the first quarter of 1998 to $1,429,234 in the same period of 1999. The pro forma tax adjustment is stated to reflect the acquisitions of Diversitec and United Tech as explained in Note 3 of the financial statements.

     NET INCOME. The Company generated net income of $2,231,974, or approximately 8% of revenues, for the first quarter of 1999 compared with net income of $2,110,292, after pro forma tax adjustments, or 10% of revenues, for the same period in 1998.

     PREFERRED STOCK DIVIDEND. The Company paid a dividend of $4,000 on its Series C Convertible Preferred Stock for the first quarter of 1999 through the issuance of 592 shares of its Common Stock.

     BACKLOG. The Company had a backlog of approximately $32.0 million on a work in process basis as of March 31, 1999. The Company expects such work orders to be completed by December 1999. Further, the Company has work orders, which were not started at March 31, 1999, for Cox Communications, Inc., the State of Tennessee, Nike, Inc., Neilsen Dillingham, TCG, Intregration Technologies, TCI, and AT&T totaling in excess of $30 million. The Company expects to commence such work during the second quarter of 1999 and substantially complete it by December 1999.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATIONS. The Company has historically financed its operations through operating cash flow, lines of credit and debt and equity offerings. The
Company's liquidity is impacted, to a large degree, by the nature of billing provisions under its installation and service contracts. Generally, in the early periods of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and related accrued profits.

     For the year to date, the Company used approximately $1,072,865 of net cash from operations. Cash generated from operations of $5,686,631 includes net income of approximately $2,231,974, depreciation and amortization of $976,831, a decrease in receivables of $2,105,865, an increase in accrued expenses of $263,543 and an increase in overbillings of $108,418. Cash expended for operations of $6,759,496 includes an increase in inventory of $82,052, an increase in underbillings of $2,473,303, and increase in prepaid expense of $72,597, a decrease in accounts payable of $3,488,587 and a decrease in income taxes payable of $642,957.

     INVESTING ACTIVITIES. For the three months ended March 31, 1999 the Company used approximately $6,294,143 in investing activities. Such amount consists of the Company's purchase of fixed assets of approximately $3,415,598, an increase in intangible and other assets of $2,703,545, and an increase in deferred acquisition costs of $175,000.

     FINANCING ACTIVITIES. In the first quarter of 1999, the Company's financing activities generated approximately $6,839,972 consisting in part of an increase in loans and other liabilities payable of approximately $5,890,031, and proceeds from warrant and stock option exercises of $949,941.

     As of March 31, 1999, the Company had a revolving line of credit with Bank One and other participating institutions totaling approximately $30 million, with an available balance of approximately $20.5 million. The Company believes that with its current working capital, funds generated through its operations and available credit balances on its lines of credit it will have sufficient working capital to address the anticipated growth of demand and markets for its products and services for the next 12 to 18 months. The Company may, however, seek to obtain additional capital through an expanded working capital line of credit at a financial institution or through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for the Company's products and services.

     INFLATION AND SEASONALITY. The Company does not believe that it is significantly impacted by inflation. The Company's operations are not seasonal in nature.

YEAR 2000 COMPLIANCE

     The Company has reviewed its computer systems to identify those areas that could be adversely affected by Y2K software failures. The Company has converted approximately 80% of its information systems to be Y2K compliant. The compliance effort to date has cost of approximately $140,000 and approximately $60,000 is budgeted to complete the remaining required systems' compliance efforts. Although the Company expects that any future expenditures made in connection with Y2K conversions will not be material, there can be no assurance in this regard. The Company believes that some of its customers, particularly local exchange and long distance carriers and cable system operators may be impacted by the Y2K problem, which then may affect the Company. Currently, the Company cannot predict the effect that Y2K problems may have on companies with whom it transacts business and there cannot be any assurance that these problems will not materially and adversely affect the Company's financial condition, cash flow or results of operations. As a result of this uncertainty, the Company is formulating a contingency plan to address the possible effects of problems encountered as a result of Y2K issues.

FORWARD-LOOKING INFORMATION.

     This Report contains certain forward-looking statements and information within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include the following: the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to collect amounts receivable;
availability of trained personnel and utilization of the Company's capacity to complete work; the Company's ability to complete proposed acquisitions and, upon their completion, to integrate the acquisitions into its organization and manage its growth; competition and competitive pressures on pricing; and economic conditions in the United States and in the regions served by the Company.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not involved as a party to any legal proceeding other than various claims and lawsuits arising in the ordinary course of its business, none of which, in the opinion of the Company's management, is material, either on an individual or a collective basis.

ITEMS 2, 3 , 4, 5 AND 6 ARE OMITTED BECAUSE THESE ITEMS ARE INAPPLICABLE TO THIS REPORT.