Form 10-Q
period 1999-06-30
INTERNATIONAL FIBERCOM INC
filed 1999-08-12
CIK 924632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999          Commission File No 1-13278


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

                             Yes [X]   No [ ]

     Common Stock without par value 28,714,317 shares issued and 28,508,628 outstanding at June 30, 1999

                                      INDEX

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets - June 30, 1999 (unaudited)
        and December 31, 1998                                                 1

        Consolidated  statements  of  operations  (unaudited) -
        Three months  ended June 30, 1999 and 1998;  Six months
        ended June 30, 1999 and 1998                                          3

        Consolidated statements of changes in stockholders'
        equity - Six months ended June 30, 1999 (unaudited) and
        December 31, 1998                                                     4

        Consolidated statements of cash flows (unaudited) - Six
        months ended June 30, 1999 and 1998                                   5

        Notes to consolidated  financial statements (unaudited)
        - June 30, 1999                                                       7

Item 2. Management's  Discussion  and Analysis of Financial
        Condition and Results of Operations                                  11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    15

Item 2. Changes in Securities                                                15

Item 3. Defaults upon Senior Securities                                      15

Item 4. Submission of Matters to a Vote of Security Holders                  15

Item 5. Other Information                                                    15

Item 6. Exhibits and Reports on Form 8-K                                     15

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                   June 30,         December 31,
                                                     1999              1998
                                                 ------------      ------------
                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                      $  3,388,834      $  4,789,547
  Accounts receivable
  - trade, net of allowance                        30,995,344        21,860,773
  - other                                           1,539,022           741,269
  Costs and estimated earnings in excess of
    billings on uncompleted contracts              13,451,944         5,191,428
  Inventory,  net of allowance (Note 2)            18,081,194        16,946,143
  Prepaid expenses                                    883,205           262,426
  Deferred tax asset                                1,474,225           863,000
                                                 ------------      ------------

      Total Current Assets                         69,813,768        50,654,586

Property and Equipment, net                        18,407,612        10,042,072

Other Assets:
  Loans receivable related party                      205,291           220,200
  Goodwill, net                                    37,687,497        22,855,531
  Covenant not to compete, net                        274,432           313,101
  Other assets                                        260,364           348,551
  Deferred acquisition costs                          250,000           125,000
  Debt issue costs, net                                73,867            55,348
                                                 ------------      ------------

                                                   38,751,451        23,917,731
                                                 ------------      ------------

      Total Assets                               $126,972,831      $ 84,614,389
                                                 ============      ============

See notes to consolidated financial statements.

                 INTERNATIONAL FIBERCOM, INC., AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,       December 31,
                                                       1999            1998
                                                   ------------     -----------
                                                   (Unaudited)
Current Liabilities:
  Notes payable - current portion                  $ 17,913,435     $ 6,410,568
  Notes payable - related party                         925,911       2,029,287
  Obligations under capital lease -
   current portion                                    1,065,878         515,386
  Accounts payable                                   11,689,725       9,464,558
  Accrued expenses                                    3,497,611       2,252,307
  Billings in excess of cost and estimated
   earnings on uncompleted contracts                  1,325,246         449,205
  Income taxes payable                                  602,341       3,036,621
                                                   ------------     -----------
      Total Current Liabilities                      37,020,147      24,157,932

Long-Term Liabilities:
  Notes payable-long term                            11,989,898       2,117,522
  Notes payable-related party                           684,878       1,151,196
  Obligations under capital lease -
   long term                                          5,241,990         807,590
  Deferred income tax payable                         1,064,157         822,327
                                                   ------------     -----------
      Total Long-Term Liabilities                    18,980,923       4,898,635
                                                   ------------     -----------

      Total Liabilities                              56,001,070      29,056,567
                                                   ------------     -----------
Stockholders' Equity:
  Series C 4% convertible preferred stock,
   no par value 1,000 shares authorized,
   400 shares issued and outstanding                         --         306,665
  Common Stock, no par value, 100,000,000
   shares authorized; 28,714,317 shares
   issued and 28,508,628 shares outstanding
   at  June 30, 1999; 26,271,545 shares issued
   and 26,065,855 shares outstanding at
   December 31, 1998                                 58,529,867      47,361,495

  Additional paid-in capital                          2,581,149       2,581,149
  Retained Earnings                                  10,690,832       6,138,600
                                                   ------------     -----------
                                                     71,801,848      56,387,909
  Less:  treasury stock 205,689 shares, at cost         830,087         830,087
                                                   ------------     -----------
Total Stockholders' Equity                           70,971,761      55,557,822
                                                   ------------     -----------
Total Liabilities and Stockholders' Equity         $126,972,831     $84,614,389
                                                   ============     ===========

See notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Three Months Ended              Six Months Ended
                                                 June 30                         June 30
                                       ----------------------------    ----------------------------
                                           1999            1998            1999            1998
                                       ------------    ------------    ------------    ------------
Net sales                              $40,740,191      $24,395,919     $68,605,528     $46,063,898

Cost of sales                           30,645,906       16,257,367      50,048,684      30,762,417
                                       -----------      -----------     -----------     -----------
Gross profit                            10,094,285        8,138,552      18,556,844      15,301,481

General and administrative expenses      5,612,808        4,732,523      10,074,299       8,238,972
                                       -----------      -----------     -----------     -----------
Income from operations                   4,481,477        3,406,029       8,482,545       7,062,509
Other income (expense):
  Interest income                           43,038           40,941          81,459          72,725
  Interest expense                        (666,230)        (177,390)     (1,058,856)       (325,472)
  Other income                               3,508           24,611          10,922          31,032
  Gain on disposal of assets                12,386            2,474          19,317          11,208
                                       -----------      -----------     -----------     -----------
                                          (607,298)        (109,364)       (947,158)       (210,507)
                                       -----------      -----------     -----------     -----------
Income before provision for
 income taxes                            3,874,179        3,296,665       7,535,387       6,852,002

Provision for income taxes               1,549,921        1,034,766       2,979,155       1,666,394
                                       -----------      -----------     -----------     -----------
Net income                               2,324,258        2,261,899       4,556,232       5,185,608

Preferred stock dividend                        --           15,375           4,000          38,285
                                       -----------      -----------     -----------     -----------
Net income attributable to common
  stockholders before proforma
  provision for income taxes           $ 2,324,258      $ 2,246,524     $ 4,552,232     $ 5,147,323
                                       ===========      ===========     ===========     ===========
Proforma provision for income
  taxes (Note 3)                                --          283,900              --       1,074,407
                                       -----------      -----------     -----------     -----------
Net income attributable to common
  stockholders after proforma
  provision for income taxes           $ 2,324,258      $ 1,962,624     $ 4,552,232     $ 4,072,916
                                       ===========      ===========     ===========     ===========
Proforma earnings per common
  share (Note 4):
  Basic                                $       .08      $       .09     $       .17     $       .19
                                       ===========      ===========     ===========     ===========
  Diluted                              $       .08      $       .08     $       .16     $       .16
                                       ===========      ===========     ===========     ===========
Earnings per common share:
  Basic                                $       .08      $       .10     $       .17     $       .24
                                       ===========      ===========     ===========     ===========
  Diluted                              $       .08      $       .09     $       .16     $       .20
                                       ===========      ===========     ===========     ===========
Shares used in computing earnings
  per share:
  Basic                                 27,951,006       22,385,382      27,466,712      21,356,201
  Diluted                               29,730,582       26,821,998      29,408,710      26,378,074


See notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         SIX MONTHS ENDED JUNE 30, 1999 AND YEAR ENDED DECEMBER 31, 1998


                                                      Preferred Stock             Common Stock
                                                -------------------------   -----------------------
                                                 Series B       Series C     Shares       Amount
                                                -----------     ---------   ----------  -----------
Stockholders' Equity, January 1, 1998           $ 1,126,837     $ 766,662   19,886,849  $32,390,731
Series B preferred stock conversion                                            792,046    1,126,837
Series C preferred stock conversion              (1,126,837)     (459,997)     126,316      459,997
Conversion of 5.5% convertible debentures                                      480,000      600,000
Accrued Interest paid in stock                                                   7,744       46,948
Public warrants exercises                                                    1,288,930    6,981,453
Non-Employee option/warrant exercises                                        2,682,632    2,013,393
Employee stock option exercises                                                788,745      392,150
Common shares purchased under ESPP                                             139,876      678,305
Riley acquisition                                                               28,236      150,000
General acquisition                                                             17,857      125,000
Dumbauld acquisition
Diversitec finders fee                                                          41,885      250,000
Treasury stock repurchase                                                       25,131      150,000
Issuance of repricing shares                                                   300,000    1,948,959
S-Corporation shareholder distribution
Preferred stock dividends                                                        7,771       47,722
Net income
                                                -----------     ---------   ----------  -----------
Stockholders' Equity, December 31, 1998                  --     $ 306,665   26,614,018  $47,361,495

Series C preferred stock conversion                              (306,665)      79,840      306,665
AeroComm acquisition                                                           304,908    2,134,350
Non-employee option/warrant exercises                                          263,800      689,944
Employee stock option exercises                                                130,325      259,997
Preferred stock dividends                                                          592        4,000
Net income
                                                -----------     ---------   ----------  -----------
Stockholders' Equity, March 31, 1999                     --            --   27,393,483  $50,756,451
                                                ===========     =========   ==========  ===========

                                                Additional
                                                 Paid-In        Retained     Treasury
                                                 Capital        Earnings       Stock        Totals
                                                -----------   ------------   ----------  ------------
Stockholders' Equity, January 1, 1998           $2,961,109    $(4,570,591)   $(668,017)  $ 32,006,731
Series B preferred stock conversion                                                                --
Series C preferred stock conversion                                                                --
Conversion of 5.5% convertible debentures                                                     600,000
Accrued Interest paid in stock                                                                 46,948
Public warrants exercises                                                                   6,601,493
Non-Employee option/warrant exercises             (379,960)                                 2,013,393
Employee stock option exercises                                                               392,150
Common shares purchased under ESPP                                                            678,305
Riley acquisition                                                                             150,000
General acquisition                                                                           125,000
Dumbauld acquisition                                                                          250,000
Diversitec finders fee                                                                        150,000
Treasury stock repurchase                                                     (162,070)     (162,070)
Issuance of repricing shares                                                                1,948,959
S-Corporation shareholder distribution                           (646,410)                   (646,410)
Preferred stock dividends                                         (47,722)                         --
Net income                                                     11,403,323                  11,403,323
                                                -----------   -----------    ---------   ------------
Stockholders' Equity, December 31, 1998         $ 2,581,149   $ 6,138,600    $(830,087)  $ 55,557,822

Series C preferred stock conversion                                                                --
AeroComm acquisition                                                                        2,134,350
Non-employee option/warrant exercises                                                         689,944
Employee stock option exercises                                                               259,997
Preferred stock dividends                                         (4,000)                          --
Net income                                                     2,231,974                    2,231,974
                                                -----------   -----------    ---------   ------------
Stockholders' Equity, March 31, 1999            $ 2,581,149   $ 8,366,574    $(830,087)  $ 60,874,087
                                                ===========   ===========    =========   ============

See accompanying notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended June 30
                                                     --------------------------
                                                         1999           1998
                                                     ------------   -----------
Cash flows from operating activities:
Net income                                           $  4,556,232   $ 5,185,608
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
 Depreciation and amortization                          2,377,438     1,624,291
 Increase in receivables                               (4,169,205)   (5,164,558)
 Increase in inventory                                 (1,080,757)   (3,424,091)
 Increase in costs and estimated earnings in
  excess of billings on uncompleted contracts          (6,356,442)     (169,097)
 Decrease (increase) in prepaid expenses                   51,561        (8,709)
 Increase (decrease) in accounts payable               (1,437,931)      304,288
 Increase (decrease) in accrued expenses                 (419,510)    1,283,883
 Increase in billings in excess of cost and
  estimated earnings on uncompleted contracts             573,041       311,386
 Increase (decrease) in income taxes payable           (2,460,438)      861,766
                                                     ------------   -----------
      Net cash provided (used) by operating
       activities                                      (8,366,011)      804,767
Cash flows from investing activities:
 Purchase of property and equipment                    (6,573,609)   (2,754,135)
 Decrease (increase) in deposits and other assets         889,280       (23,003)
 Increase in intangible assets                         (8,491,944)   (1,097,385)
 Purchase accounting acquisitions                          75,983            --
 Increase in deferred acquisition costs                  (125,000)     (192,624)
                                                     ------------   -----------
      Net cash used by investing activities           (14,225,290)   (4,067,147)
Cash flows from financing activities:
 Net increase of loans, lease obligations and other
  long-term liabilities                                18,483,828       329,034
 Proceeds from warrant and stock option exercises       2,230,600     1,830,142
 Proceeds from stock purchased under ESPP                 476,160
 S-Corp shareholder distribution                               --      (356,000)
 Treasury stock repurchase                                     --      (162,070)
                                                     ------------   -----------
      Net cash provided by financing activities        21,190,588     1,641,106
                                                     ------------   -----------

Net decrease in cash and cash equivalents              (1,400,713)   (1,621,274)

Cash and cash equivalents, beginning of period          4,789,547     3,355,875
                                                     ------------   -----------

Cash and cash equivalents, end of period             $  3,388,834   $ 1,734,601
                                                     ============   ===========

See notes to consolidated financial statements.

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SUPPLEMENTAL CASH FLOW DISCLOSURES
                                   (UNAUDITED)


                                                     Six Months Ended June 30
                                                    --------------------------
                                                       1999            1998
                                                    ----------      ----------
Non-Cash Transactions:

 Accrued interest paid in Common Stock              $       --      $   46,948

 Offering costs paid in Common Stock,
  Warrants, Options                                         --         310,323

 Common Stock issued relating to
  Business Acquisitions                              7,150,947              --

 Convertible debt converted to Common Stock          1,000,000         600,000

 Issuance of repricing shares relating to the
  1997 private placement                                    --       1,948,959

 Series B Preferred Stock converted to
  Common Stock                                              --       1,126,837

 Series C Preferred Stock converted to
  Common Stock                                         306,665              --

 Preferred Stock dividends paid in Common Stock          4,000          22,910

See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Significant accounting policies:

   Basis of presentation:

   In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1999. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

   The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2. Inventory:

   The components of inventory consist of the following:

                                                     June 30,       December 31,
                                                       1999            1998
                                                   ------------    ------------
   New and used telephone equipment                $ 18,993,889    $ 18,058,880
   Cabling and equipment                                940,491         847,433
   Raw Materials                                        106,984              --
                                                   ------------    ------------
                                                     20,041,364      18,906,313
   Less:  allowance for obsolete inventory           (1,960,170)     (1,960,170)
                                                   ------------    ------------
                                                   $ 18,081,194      16,946,143
                                                   ============    ============

3. Proforma provision for income taxes:

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

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. Stockholders' Equity:

                                                    Three Months Ended June 30    Six Months Ended June 30
                                                    --------------------------    ------------------------
                                                        1999          1998            1999          1998
                                                    -----------   -----------     -----------   -----------
Proforma Numerator:
 Proforma Numerator for basic earnings per share -
  net income  attributable to common stockholders
  after proforma provision for income taxes         $ 2,324,258   $ 1,962,624     $ 4,552,232   $ 4,072,916
Interest expense and finance expense on
 convertible debt                                         6,001        64,037          31,126       103,577
Preferred stock dividends                                    --        15,375           4,000        38,285
                                                    -----------   -----------     -----------   -----------
Proforma Numerator for diluted earnings per share -
 adjusted net income attributable to common
 stockholders plus assumed conversions              $ 2,330,259   $ 2,042,036     $ 4,587,358   $ 4,214,778
                                                    ===========   ===========     ===========   ===========
Numerator:
 Numerator for basic earnings per share -
  net income attributable to common stockholders
  before proforma provision for income taxes        $ 2,324,258   $ 2,246,524     $ 4,552,232   $ 5,147,323
Interest expense and finance expense on
 convertible debt                                         6,001        64,037          31,126       103,577
Preferred stock dividends                                    --        15,375           4,000        38,285
                                                    -----------   -----------     -----------   -----------
Numerator for diluted earnings per share -
 adjusted net income attributable to
 common stockholders plus assumed conversions       $ 2,330,259   $ 2,325,936     $ 4,587,358   $ 5,289,185
                                                    ===========   ===========     ===========   ===========
Denominator:
Denominator for basic earnings per share -
 weighted-average shares outstanding                 27,951,006    22,385,382      27,466,712    21,356,201
Effect of dilutive securities:
 Convertible preferred stock                                 --       516,267          22,068       739,099
 Dilutive options                                     1,657,141     3,737,701       1,767,555     4,012,126

 Convertible debt                                       122,435       182,648         152,375       270,648
                                                    -----------   -----------     -----------   -----------

Dilutive potential common shares                      1,779,576     4,436,616       1,941,998     5,021,873
                                                    -----------   -----------     -----------   -----------
Denominator for diluted earnings per share -
 adjusted weighted-average shares outstanding
 and assumed conversions                             29,730,582    26,821,998      29,408,710    26,378,074
                                                    ===========   ===========     ===========   ===========
Proforma earnings per common share:
     Basic                                          $       .08   $       .09     $       .17   $       .19
                                                    ===========   ===========     ===========   ===========
     Diluted                                        $       .08   $       .08     $       .16   $       .16
                                                    ===========   ===========     ===========   ===========
Earnings per common share
     Basic                                          $       .08   $       .10     $       .17   $       .24
                                                    ===========   ===========     ===========   ===========
     Diluted                                        $       .08   $       .09     $       .16   $       .20
                                                    ===========   ===========     ===========   ===========

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. Segment Information

   The Company's operations are classified into five principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit has different marketing, production and technology strategies. Segment information is reported differently from the 1998 annual report to better describe how management currently analyzes its financial information and to consolidate by division how the Company is marketed to the general public and its clients.

   June 30, 1999 (Three Month Period Ending)

                    Infrastructure    Systems                     Equipment
                     Development    Integration   Engineering   Distribution   Wireless     Total
                     -----------    -----------   -----------   ------------   --------     -----
   Revenues          $20,912,262    $5,494,030     $5,282,888    $8,426,924    $624,087  $40,740,191

   Gross Profit        3,665,478     1,300,638      1,955,296     2,868,549     304,324   10,094,285

   Interest Expense      468,363        33,676         58,011       106,180          --      666,230

   Depreciation and
     Amortization        817,835       139,169        125,088       297,484      21,031    1,400,607

   Operating Income    2,161,620       107,554        551,658     1,592,828      67,817    4,481,477


   June 30, 1998 (Three Month Period Ending)

                    Infrastructure    Systems                     Equipment
                     Development    Integration  Engineering    Distribution   Wireless      Total
                     -----------    -----------  -----------    ------------   --------      -----

   Revenues           $5,188,404    $5,956,706    $1,745,020    $11,505,789  $       --  $24,395,919

   Gross Profit          775,808     1,313,542       146,266      5,902,936          --    8,138,552

   Interest Expense       65,192         3,221         5,430        103,547          --      177,390

   Depreciation and
     Amortization        503,211        44,781       138,337        310,024          --      996,353

   Operating Income
     (Loss)               99,581       459,848      (380,691)     3,227,291          --    3,406,029

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. Segment Information (Continued)

   June 30, 1999 (Six Month Period Ending)


                    Infrastructure    Systems                  Equipment
                      Development   Integration  Engineering  Distribution   Wireless      Total
                      -----------   -----------  -----------  ------------   --------      -----
   Revenues          $30,410,767    $11,249,906  $ 9,417,596  $15,978,085  $1,549,174  $ 68,605,528

   Gross Profit        5,829,401      2,960,425    3,584,107    5,354,340     828,571    18,556,844

   Interest Expense      600,824         59,412      150,821      247,483         316     1,058,856

   Depreciation and
     Amortization      1,313,032        192,607      253,031      597,324      21,444     2,377,438

   Operating Income    3,378,263        721,131    1,096,846    2,788,614     497,691     8,482,545

   Assets             53,234,939     12,384,831   10,169,034   44,735,138   6,448,889   126,972,831


   June 30, 1998 (Six Month Period Ending)

                    Infrastructure    Systems                   Equipment
                      Development   Integration  Engineering   Distribution   Wireless     Total
                      -----------   -----------  -----------   ------------   --------     -----
   Revenues           $ 7,902,569   $11,655,731  $  3,314,776   $23,190,822  $    --    $46,063,898

   Gross Profit         1,124,234     2,727,770       568,613    10,880,864       --     15,301,481

   Interest Expense       114,368        13,937        17,984       179,183       --        325,472

   Depreciation and
     Amortization         693,281        80,763       280,286       569,961       --      1,624,291

   Operating Income
     (Loss)               (25,052)    1,082,332      (484,999)    6,490,228       --      7,062,509

   Assets              11,937,472     7,082,794     3,714,198    37,673,382       --     60,407,846

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     International FiberCom, Inc. offers a wide variety of services and equipment to the telecommunications, cable television and other related industries through twelve wholly-owned subsidiaries. Unless the context requires otherwise, all references to "we", "our" or "us" refer to International FiberCom, Inc. and its subsidiaries. Our subsidiaries are separated into the following five principal business segments:

INFRASTRUCTURE DEVELOPMENT

   Our Infrastructure Development segment designs, installs and maintains fiber-optic cable networks for cable television and telephone companies, also known as "outside plant development". We have three subsidiaries in this segment:

   *    Kleven Communications, Inc. ("Kleven")
   *    Kleven Communications - CA, Inc. ("Kleven-CA")
   *    All Star Telecom, Inc. ("All Star")

   Our Systems Integration segment designs, installs and maintains structured cable systems, network hardware, software, workstations and related peripherals, primarily within commercial, industrial and government facilities. We have two subsidiaries in this segment:

SYSTEMS INTEGRATION

   *  Concepts in Communications, Inc. ("Concepts")
   *  BlueRidge Solutions, Inc. ("BlueRidge")
   *  Washington Data Systems ("WDS")

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

   *  AeroComm, Inc. ("AeroComm")

     Our strategy is to be a one-stop solution for the telecommunications marketplace. This strategy involves offering a wide range of engineering, consulting and maintenance services for fiber-optic and broadband networks and systems integrated with local area network ("LAN") and wide are network ("WAN") expertise and capabilities. A LAN is a group of personal computers linked together in a building or campus to share programs, data, E-mail, peripherals and other resources. A WAN is a network that covers a large geographic area, such as a state or country.

     We derive a substantial portion of our revenue from contracts that are accounted for under the percentage of completion method of accounting. Under this method, revenues are recorded as work progresses on a contract. Overall gross margin percentages can increase or decrease based upon changes in the estimated gross margin percentages over the lives of the individual contracts.

     In April 1999, we purchased all of the outstanding equity securities of All Star. All Star specializes in the engineering, development and maintenance of telecommunications infrastructure systems, including cellular, for the CATV, LEC and CLEC industries. The purchase agreement calls for an initial payment of $3.85 million in cash and the issuance of 592,857 restricted shares of common stock for a total of approximately $8 million. Additional contingent payments (up to $13.5 million) may be payable if All Star meets certain pretax targets over the next 3 years. Future contingent payments may be in cash and common stock, except that over 40% of all proceeds must be paid in stock. The acquisition will be accounted for as a purchase.

     In July 1999, we purchased the net assets of Washington Data Systems ("WDS"). WDS specializes in systems integration, software development and
computer  training  and  has  offices  in  Maryland,   Virginia,  New  York  and
Pennsylvania. The purchase agreement calls for an initial payment of $3.0 million in cash. Additional contingent payments (up to $10 million) may be payable if WDS meets certain pretax targets over the next 30 months. Future contingent payments may be in cash and common stock (up to 60%) at our discretion.

     On July 14, 1999, we entered into an Amended and Restated Revolving Line of Credit Agreement with a syndication of commercial banks led by Bank One with Union Bank of California and First Tennessee participating. In February 1999, we entered into the original revolving credit agreement which allowed us to borrow up to $30 million based upon our available borrowing capacity. Under the terms of the new credit agreement we may now borrow up to $60 million. In addition, borrowings under the new agreement will bear interest at either LIBOR plus 175 to 250 basis points, depending upon the ratio of our debt to our earnings, or prime rate at our discretion. Under the original credit agreement our interest rate was LIBOR plus 200 basis points or prime rate at our discretion. In connection with the new credit agreement our $5 million lease financing arrangement was also extended to $10 million.

RESULTS OF OPERATIONS

     NET SALES. Net sales for the second quarter of 1999 increased to $40,740,191 from $24,395,919 for the same period in 1998, an increase of 67%. This increase in sales is primarily attributable to an increase in contract activity in the infrastructure development and engineering segments as well as the addition of All Star's revenue in the second quarter. Infrastructure development and engineering segment revenues increased by over $19.3 million from the comparable quarter of 1998 which offset a reduction in revenues in the equipment distribution segment of approximately $3.1 million. Refer to Note 5 to the financial statements on page F-9 for further breakdown by segment.

     GROSS PROFIT. Our gross profit increased to $10,094,285 for the second quarter of 1999 compared with $8,138,552 for the same period in 1998. The increase was a result of significant growth in the infrastructure development and engineering segments, as well as the addition of profits from AeroComm and All Star as compared to the 1998 quarter. Such increases offset a reduction in the profit of our equipment distribution segment of approximately $3.0 million.

     GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were $5,612,808 for the second quarter of 1999 compared with $4,732,523 for the same period in 1998. As a percentage of net sales, the general and administrative expenses decreased from 19% in the first quarter of 1999 to 14% in the second quarter of 1999.

     OTHER INCOME (EXPENSE). Our other expenses were $607,298 for the second quarter of 1999 compared with $109,364 for the same period in 1998. This increase is primarily attributable to higher borrowing activity in connection with our acquisitions of All Star and AeroComm in 1999, and Communications Center, Inc., General Communications, Inc., and Riley Communications, Inc. after the second quarter of 1998. All five of the above transactions were in part cash purchases. In addition, we retired approximately $6 million in debt as a part of the consideration for the All Star purchase, using funds available under our line of credit.

     The increase in other expenses is also partially attributable to increased interest expenses under equipment financing arrangements as a result of substantial equipment purchases in the infrastructure development segment to meet increased demand for that segment's services.

     PROVISION FOR INCOME TAX. The Company recorded income tax expense of $1,549,921 for the second quarter of 1999 as compared to income tax expense of $1,034,766 for the same period in 1998.

     On a pro forma basis the provision for income taxes increased from $1,318,666 in the second quarter of 1998 to $1,549,921 in the same period of 1999. The pro forma tax adjustment is stated to reflect the acquisitions of Diversitec and United Tech as explained in Note 3 of the financial statements.

     NET INCOME. We generated net income of $2,324,258, or approximately 6% of revenues, for the second quarter of 1999 as compared with net income of $1,962,624, after pro forma tax adjustments, or 8% of revenues, for the same period in 1998.

     PREFERRED STOCK DIVIDEND. We had no preferred stock outstanding during the second quarter of 1999, therefore no dividends were paid.

     BACKLOG. We had a backlog of approximately $65 million on a work in process basis as of June 30, 1999. We expect such work orders to be completed by June 2000. Further, we have work orders, which were not started as of June 30, 1999, for Cox Communications, Inc., the State of Tennessee, Nike, Inc., TCG, AT&T/BIS, Williams Communication and US West totaling in excess of $15 million. We expect to commence these work orders during the third quarter of 1999 and substantially complete it by June 2000.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATIONS. We have historically financed our operations through a combination of operating cash flow, lines of credit, debt and equity offerings. Our liquidity is impacted, to a large degree, by the nature of billing provisions under our installation and service contracts. Generally, in the early periods of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and related accrued profits.

     For the year to date, we used $8,366,011 of net cash from operations. Cash generated from operations of $7,558,272 includes net income of approximately $4,556,232, depreciation and amortization of $2,377,438, a decrease in prepaid expenses of $51,561, and an increase in overbillings of $573,041. Cash expended for operations of $15,924,283, includes an increase in accounts receivable of $4,169,205, an increase in inventory of $1,080,757, an increase in underbillings of $6,356,442, a decrease in accounts payable of $1,437,931, a decrease in accrued expenses of $419,510, and a decrease in income taxes payable of $2,460,438.

     INVESTING ACTIVITIES. For the six months ended June 30, 1999, we used approximately $14,225,290 in investing activities. Such amount consists of our purchase of fixed assets of approximately $6,573,609, an increase in intangible and other assets of $7,526,681, and an increase in deferred acquisitions cost of $125,000.

     FINANCING ACTIVITIES. For the six months ended June 30, 1999, our financing activities generated approximately $21,190,588 consisting in part of an increase in loans and other liabilities payable of approximately $18,483,828, proceeds from warrant and stock option exercises of $2,230,600, and proceeds from stock purchased under the ESPP of $476,160.

     As of June 30, 1999, the Company had a revolving line of credit with Bank One and other participating institutions totaling $60 million, with an available balance of approximately $35 million. We believe that with our current working capital, funds generated through operations and available credit balances on our line of credit we will have sufficient working capital to address the anticipated growth of demand and markets for its products and services for the next 12 to 18 months. We may, however, seek to obtain additional capital through additional debt or equity offerings during this time period. The raising of additional capital in public markets will primarily be dependent upon prevailing market conditions and the demand for our products and services.

     INFLATION AND SEASONALITY. We do not believe that we are significantly impacted by inflation or seasonality.

YEAR 2000 COMPLIANCE

     We have reviewed our computer systems to identify those areas that could be adversely affected by Y2K software failures. We have converted approximately 80% of our information systems to be Y2K compliant. The compliance effort to date has cost approximately $140,000 and approximately $140,000 is budgeted to complete the remaining required systems' compliance efforts. Certain computer systems acquired in connection with recent acquisitions are not Y2K compliant. However, we expect to be 100% compliant with respect to these systems by November 1999. Although we expect that any future expenditures made in connection with Y2K conversions will not be material, there can be no assurance in this regard. We believe that some of our customers, particularly local exchange and long distance carriers and cable system operators may be impacted by the Y2K problem, which in turn may affect us. Currently, we cannot predict the effect that Y2K problems may have on companies with whom it transacts business and there cannot be any assurance that these problems will not materially and adversely affect our financial condition, cash flow or results of operations. As a result of this uncertainty, we formulated a contingency plan to address the possible effects of problems encountered as a result of Y2K issues.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not involved as a party to any legal proceeding other than various claims and lawsuits arising in the ordinary course of its business, none of which, in our opinion, is material, either on an individual or a collective basis.

ITEMS 2 AND 3 ARE OMITTED BECAUSE THESE ITEMS ARE INAPPLICABLE TO THIS REPORT.

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

     We held our 1999 Annual Meeting of Shareholders on July 2, 1999. The following Directors were elected for terms which will expire at the 2000 Annual Meeting of Shareholders: Joseph P. Kealy, Jerry A. Kleven, Richard J. Seminoff, V.Thompson Brown, Jr., John F. Kealy, C. James Jensen, and John P. Stephens.

     The shareholders also approved the ratification of BDO Seidman, LLP as our independent auditors for the fiscal year ended December 31, 1999 with 21,136,679 shares voting for, 61,789 shares voting against and 38,523 shares abstaining.

ITEMS 5 AND 6 ARE OMITTED BECAUSE THESE ITEMS ARE INAPPLICABLE TO THIS REPORT.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERNATIONAL FIBERCOM, INC.


                                            By /s/ Terry W. Beiriger
                                               ------------------------
                                               Terry W. Beiriger,
                                               Chief Financial Officer

Dated: August 12, 1999
       ---------------