Form 10-Q
period 1999-09-30
INTERNATIONAL FIBERCOM INC
filed 1999-11-12
CIK 924632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999     COMMISSION FILE NO 1-13278


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

                               Yes (X)     No ( )

                         Common Stock without par value
                  28,762,748 outstanding at September 30, 1999

                                      INDEX

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

     Consolidated balance sheets -
       September 30, 1999 (unaudited) and December 31, 1998                    2
     Consolidated statements of operations (unaudited)
       Three months ended September 30, 1999 and 1998;
       Nine months ended September 30, 1999 and 1998                           3
     Consolidated statements of changes in stockholders'
       equity (unaudited) - Nine months ended September 30, 1999               4
     Consolidated statements of cash flows (unaudited) -
       Nine months ended September 30, 1999 and 1998                           5
     Notes to consolidated financial statements                                7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 4. Submission of Matters to a Vote of Security Holders                   16

                          INTERNATIONAL FIBERCOM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                       September 30,     December 31,
                                                           1999             1998
                                                       -------------    -------------
                                                        (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                            $   5,727,604    $   4,789,547
  Accounts receivable, net                                39,212,409       22,602,042
  Cost and estimated earnings in excess of billings       15,268,457        5,191,428
  Inventory, net                                          18,926,459       16,946,143
  Other current assets                                     3,936,578        1,125,426
                                                       -------------    -------------
    Total current assets                                  83,071,507       50,654,586

Property and equipment, net                               21,939,248       10,042,072
Intangibles, net                                          40,327,977       23,168,632
Other                                                      1,255,964          749,099
                                                       -------------    -------------
Total assets                                           $ 146,594,696    $  84,614,389
                                                       =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable
    and capital lease obligations                      $  27,532,982    $   8,955,241
  Accounts payable                                        14,736,368        9,464,558
  Accrued expenses                                         4,905,387        2,252,307
  Billings in excess of costs
    and estimated earnings                                 2,080,619          449,205
  Income taxes payable                                       342,411        3,036,621
  Other current liabilities                                  923,017               --
                                                       -------------    -------------
    Total current liabilities                             50,520,784       24,157,932

Notes payable and capital lease obligations               23,066,577        4,076,308
Other                                                        783,126          822,327
                                                       -------------    -------------
Total liabilities                                         74,370,487       29,056,567
                                                       -------------    -------------
Stockholders' equity:
  Series C 4% convertible preferred stock, no par
    value, 1,000 shares authorized; 400 shares
    issued and outstanding at December 31, 1998                   --          306,665
  Common Stock, no par value, 100,000,000 shares
    authorized; 28,968,437 shares issued and
    28,762,748 shares outstanding at September 30,
    1999; 26,614,018 shares issued and 26,408,329
    shares outstanding at December 31, 1998               59,211,227       47,361,495
Additional paid-in capital                                 2,581,149        2,581,149
Retained earnings                                         11,261,920        6,138,600
                                                       -------------    -------------
                                                          73,054,296       56,387,909
Less: Treasury Stock, 205,689 shares, at cost               (830,087)        (830,087)
                                                       -------------    -------------
Total stockholders' equity                                72,224,209       55,557,822
                                                       -------------    -------------
Total liabilities and stockholders' equity             $ 146,594,696    $  84,614,389
                                                       =============    =============

                See notes to consolidated financialb statements.

                          INTERNATIONAL FIBERCOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                           ------------------------------    ------------------------------
                                               1999             1998             1999             1998
                                           -------------    -------------    -------------    -------------
                                                                      (unaudited)
Revenues                                   $  46,981,560    $  25,685,899    $ 115,587,088    $  71,757,712
Cost of revenues                              36,740,722       17,095,736       86,789,406       47,213,446
                                           -------------    -------------    -------------    -------------
Gross margin                                  10,240,838        8,590,163       28,797,682       24,544,266
General and administrative                     8,242,661        4,201,170       18,316,959       12,256,633
                                           -------------    -------------    -------------    -------------
Income from operations                         1,998,177        4,388,993       10,480,723       12,287,633
Other income (expense):
  Interest income                                  9,210           87,417          175,109          153,292
  Interest expense                              (876,182)        (323,217)      (2,019,477)        (710,170)
  Other                                           23,779          (34,282)          54,017          (72,396)
                                           -------------    -------------    -------------    -------------
Income before non-recurring acquisition
    costs and provision for income taxes       1,154,984        4,118,911        8,690,372       11,658,359
Non-recurring acquisition costs                       --         (890,000)              --         (890,000)
                                           -------------    -------------    -------------    -------------
Income before provision for income taxes       1,154,984        3,228,911        8,690,372       10,768,359
Provision for income taxes                      (582,987)        (866,835)      (3,563,052)      (2,533,229)
                                           -------------    -------------    -------------    -------------

Net income                                 $     571,997    $   2,362,076    $   5,127,320    $   8,235,130
                                           -------------    -------------    -------------    -------------
Preferred stock dividend                              --           (8,602)          (4,000)         (46,887)
                                           -------------    -------------    -------------    -------------
Net income attributable to common
  stockholders before proforma
  provision for income taxes                     571,997        2,353,474        5,123,320        8,188,243
Proforma provision for income taxes                   --         (272,924)              --       (1,267,847)
                                           -------------    -------------    -------------    -------------
Net income attributable to common
  stockholders after proforma provision
  for income taxes                         $     571,997    $   2,080,550    $   5,123,320    $   6,920,396
                                           =============    =============    =============    =============
Earnings per common share:
  Basic                                    $        0.02    $        0.09    $        0.18    $        0.36
  Diluted                                  $        0.02    $        0.09    $        0.17    $        0.31

Proforma earnings per common share:
  Basic                                    $        0.02    $        0.08    $        0.18    $        0.31
  Diluted                                  $        0.02    $        0.08    $        0.17    $        0.26

Shares used in computation:
  Basic                                       28,628,588       25,263,581       27,772,649       22,606,672
  Diluted                                     30,275,690       27,704,768       29,574,341       26,876,972

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                            Series C Preferred Stock           Common Stock
                                           --------------------------    --------------------------
                                             Shares         Amount         Shares         Amount
                                           -----------    -----------    -----------    -----------
Balance, January 1, 1999                           400    $   306,665     26,614,018    $47,361,495
Current year activity (unaudited):
  Preferred Stock Dividends                                                      592          4,000
  Conversion of Series C Preferred Stock          (400)      (306,665)        79,840        306,665
  Conversion of convertible debt                                             182,648      1,000,000
  Common Stock issued in connection
    with acquisitions                                                      1,021,271      7,132,711
  Common Stock purchased under ESPP                                           83,593        476,160
  Exercise of Common Stock options
    and warrants                                                             986,475      2,930,196
  Net income
                                           -----------    -----------    -----------    -----------
Balance, September 30, 1999 (unaudited)             --    $        --     28,968,437    $59,211,227
                                           ===========    ===========    ===========    ===========

                                              Additional     Retained      Treasury
                                           Paid-in Capital   Earnings        Stock         Totals
                                             -----------    -----------   -----------    -----------
Balance, January 1, 1999                     $ 2,581,149    $ 6,138,600   $  (830,087)   $55,557,822
Current year activity (unaudited):
  Preferred Stock Dividends                                      (4,000)                          --
  Conversion of Series C Preferred Stock                                                          --
  Conversion of convertible debt                                                           1,000,000
  Common Stock issued in connection
    with acquisitions                                                                      7,132,711
  Common Stock purchased under ESPP                                                          476,160
  Exercise of Common Stock options
    and warrants                                                                           2,930,196
  Net income                                                  5,127,320                    5,127,320
                                             -----------    -----------   -----------    -----------
Balance, September 30, 1999 (unaudited)      $ 2,581,149    $11,261,920   $  (830,087)   $72,224,209
                                             ===========    ===========   ===========    ===========

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
                                                            (unaudited)
Cash flows from operating activities:
  Net income                                        $  5,127,320   $  8,235,130
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                      5,831,116      2,377,487
    Acquisition fees paid in Common Stock                     --        150,000
    Changes in assets and liabilities:
      Increase in accounts receivable                 (5,033,834)   (10,513,676)
      Increase in costs and estimated earnings
        in excess of billings, net                    (6,262,755)      (281,792)
      Increase in inventory                           (1,792,193)    (6,994,628)
      Increase in other current assets                  (737,293)       (93,001)
      Increase in other assets                          (113,323)      (546,197)
      Increase (decrease) in accounts payable           (613,171)     3,096,580
      Increase (decrease) in accrued expenses           (882,521)     1,054,771
      Increase (decrease) in income taxes payable     (2,720,368)     1,719,951
      Increase in other current liabilities              923,017             --
      Decrease in other liabilities                     (440,548)            --
                                                    ------------   ------------
        Net cash used in operating activities         (6,714,553)    (1,795,375)
                                                    ------------   ------------
Cash flows from investing activities:
  Acquistion of property and equipment               (11,960,675)    (4,709,896)
  Cash payments made in business acquisitions        (11,491,944)    (1,402,095)
  Net assets of businesses acquired                      151,015             --
                                                    ------------   ------------
        Net cash used in investing activities        (23,301,604)    (6,111,991)
                                                    ------------   ------------
Cash flows from financing activities:
  Net borrowings under notes payable and capital
    lease obligations                                 27,547,858      2,560,859
  Proceeds from exercise of common stock options
    and warrants                                       2,930,196      8,891,363
  Proceeds from issuance of Common Stock to
    Employee Stock Purchase Plan                         476,160             --
  S-Corp shareholder distribution                             --       (646,412)
  Purchase of Treasury Stock                                  --       (162,070)
                                                    ------------   ------------
        Net cash provided by financing activities     30,954,214     10,643,740
                                                    ------------   ------------
Net increase in cash                                     938,057      2,736,374
Cash, beginning of period                              4,789,547      3,355,875
                                                    ------------   ------------
Cash, end of period                                 $  5,727,604   $  6,092,249
                                                    ============   ============

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd


                                                          Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------
                                                               (unaudited)
Supplemental disclosure of non-cash transactions:
  Common Stock issued in business acquisitions          $7,132,711   $  525,000
  Conversion of convertible debt                         1,000,000      600,000
  Conversion of Series B Preferred Stock                        --    1,126,837
  Conversion of Series C Preferred Stock                   306,665      459,997
  Preferred Stock dividends paid in Common Stock             4,000       46,887
  Accrued interest paid in Common Stock                         --       46,918
  Accrued offering costs paid in Common Stock                   --      310,323
  Issuance of additional shares of Common Stock
    relating to 1997 private placement                          --    1,948,959

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

International FiberCom, Inc., a C Corporation incorporated in Arizona on December 29, 1972, offers a wide range of services to the communications marketplace throughout the United States through three principle operating segments: Infrastructure Development and Services, Equipment Distribution, and Wireless Technologies. Infrastructure Development and Services represents the Company's primary operating segment and includes design and engineering services, installation, integration and maintenance of underground and aerial fiber optic, copper and broadband communications systems, as well as integrated local and wide area networks. Equipment Distribution services include the purchase and sale of new and used telecommunications equipment used in the digital access, switching and transport systems of communications service providers. Wireless Technologies services include the design, manufacture and installation of proprietary wireless communications equipment used to enhance radio frequency transmission in tunnels, subways and other confined environments.

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1999 and the results of its operations for the three and nine month periods ended September 30, 1999. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

PRINCIPLES OF CONSOLIDATION:

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  subsidiaries.   All  significant   intercompany  amounts  and
transactions have been eliminated.

RECLASSIFICATIONS:

Certain balances as of December 31, 1998 and for the three and nine month periods ended September 30, 1998 have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

                          INTERNATIONAL FIBERCOM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS cont'd
                                   (UNAUDITED)


NOTE 2 - INVENTORY:

The components of inventory consist of the following:

                                                  September 30,    December 31,
                                                      1999             1998
                                                  ------------     ------------
New and used telecommunications equipment         $ 19,237,623     $ 18,058,880
Cabling and equipment                                1,912,846          847,433
Raw materials                                          179,810               --
                                                  ------------     ------------
                                                    21,330,279       18,906,313
Less: allowance for obsolete inventory              (2,403,820)      (1,960,170)
                                                  ------------     ------------
                                                  $ 18,926,459     $ 16,946,143
                                                  ============     ============

NOTE 3 - PROFORMA PROVISION FOR INCOME TAXES:

On September 1, 1998, the Company acquired United Tech, Inc. ("United") and Diversitec, Inc. ("Diversitec"). The Company accounted for the acquisitions using the pooling of interests method of accounting whereby the Company exchanged shares of Common Stock for all the outstanding shares of stock of United and Diversitec. As such, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of United and Diversitec as though they have always been a part of the Company. In addition, both United and Diversitec were Subchapter S Corporations for federal tax purposes and, accordingly, were not subject to federal income taxes prior to the acquisition date. Accordingly, a proforma provision for income taxes has been recorded in the consolidated statements of operations for the period up to the acquisition date as if both companies were subject to federal income taxes for all periods presented.

                          INTERNATIONAL FIBERCOM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY:

Earnings per share is as follows:

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                               -------------------------   -------------------------
                                                  1999          1998          1999          1998
                                               -----------   -----------   -----------   -----------
Numerator:
  Numerator for basic earnings per share -
    net income attributable to common
    stockholders before proforma provision
    for income taxes                           $   571,997   $ 2,353,474   $ 5,123,320   $ 8,188,243
  Interest and finance expense on
    convertible debt                                 6,001        26,764        31,126       130,341
  Preferred Stock dividends                             --         8,602         4,000        46,887
                                               -----------   -----------   -----------   -----------
  Numerator for diluted earnings per share     $   577,998   $ 2,388,840   $ 5,158,446   $ 8,365,471
                                               ===========   ===========   ===========   ===========
Proforma Numerator:
  Proforma numerator for basic earnings per
    share - net income attributable to
    common stockholders after proforma
    provision for income taxes                 $   571,997   $ 2,080,550   $ 5,123,320   $ 6,920,396
  Interest and finance expense on
    convertible debt                                 6,001        26,764        31,126       130,341
  Preferred Stock dividends                             --         8,602         4,000        46,887
                                               -----------   -----------   -----------   -----------
  Proforma numerator for diluted earnings
    per share                                  $   577,998   $ 2,115,916   $ 5,158,446   $ 7,097,624
                                               ===========   ===========   ===========   ===========
Denominator:
  Denominator for basic earnings per share -
    weighted average shares outstanding         28,628,588    25,263,581    27,772,649    22,606,672
                                               -----------   -----------   -----------   -----------
  Effect of dilutive securities:
    Convertible preferred stock                         --       163,458        14,631       513,444
    Dilutive options and warrants                1,647,102     2,095,081     1,686,036     3,516,186
    Convertible debt                                    --       182,648       101,025       240,670
                                               -----------   -----------   -----------   -----------
  Dilutive potential common shares               1,647,102     2,441,187     1,801,692     4,270,300
                                               -----------   -----------   -----------   -----------
  Denominator for diluted earnings per share    30,275,690    27,704,768    29,574,341    26,876,972
                                               ===========   ===========   ===========   ===========
Earnings per common share:
  Basic                                        $      0.02   $      0.09   $      0.18   $      0.36
  Diluted                                      $      0.02   $      0.09   $      0.17   $      0.31

Proforma earnings per common share:
   Basic                                       $      0.02   $      0.08   $      0.18   $      0.31
   Diluted                                     $      0.02   $      0.08   $      0.17   $      0.26

                          INTERNATIONAL FIBERCOM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
                                   (UNAUDITED)


NOTE 5 - SEGMENT INFORMATION:

The Company's operations are classified into three principal segments which include Infrastructure Development and Services, Equipment Distribution, and Wireless Technologies. Infrastructure Development and Services represents the Company's primary operating segment and includes design and engineering services, installation, integration and maintenance of underground and aerial fiber optic, copper and broadband communications systems, and integrated local and wide area networks. Equipment Distribution services include the purchase and sale of new and used telecommunications equipment used in the digital access, switching and transport systems of communications service providers and other Fortune 500 companies. Wireless Technologies services include the design, manufacture and installation of proprietary wireless communications equipment used to enhance radio frequency transmission and reception in tunnels, subways and other confined environments.

Segment information for the three months ended September 30, 1999 and 1998 is as follows:

                                 Infrastructure
                                  Development     Equipment       Wireless
                                  and Services   Distribution   Technologies      Total
                                  ------------   ------------   ------------   ------------
For the three months ended
  September 30, 1999:
  Revenues                        $ 38,934,574   $  7,433,306   $    613,680   $ 46,981,560
  Gross Profit                       8,039,494      2,115,720         85,624     10,240,838
  Interest expense                     779,255         88,012          8,915        876,182
  Depreciation and amortization      2,249,734        325,779        203,744      2,779,257
  Operating income (loss)            1,695,107        802,149       (499,079)     1,998,177

For the three months ended
  September 30, 1998:
  Revenues                        $ 16,613,533   $  9,072,366   $         --   $ 25,685,899
  Gross Profit                       3,998,527      4,591,636             --      8,590,163
  Interest expense                     209,444        113,773             --        323,217
  Depreciation and amortization        480,449        294,046             --        774,495
  Operating income                   1,497,037      2,891,956             --      4,388,993

                          INTERNATIONAL FIBERCOM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT'D
                                   (UNAUDITED)


NOTE 5 - SEGMENT INFORMATION (CONTINUED):

     Segment information for the nine months ended September 30, 1999 and 1998 is as follows:

                                 Infrastructure
                                  Development     Equipment       Wireless
                                  and Services   Distribution   Technologies      Total
                                  ------------   ------------   ------------   ------------
For the nine months ended
  September 30, 1999:
  Revenues                        $ 90,012,843   $ 23,411,391   $  2,162,854   $115,587,088
  Gross Profit                      20,413,427      7,470,060        914,195     28,797,682
  Interest expense                   1,681,131        329,124          9,222      2,019,477
  Depreciation and amortization      4,691,777        919,862        219,477      5,831,116
  Operating income                   6,820,767      3,643,094         16,862     10,480,723
  Assets                            96,585,896     43,651,374      6,357,426    146,594,696

For the nine months ended
  September 30, 1998:
  Revenues                        $ 39,493,458   $ 32,264,254   $         --   $ 71,757,712
  Gross Profit                       8,427,630     16,116,636             --     24,544,266
  Interest expense                     431,442        278,728             --        710,170
  Depreciation and amortization      1,488,006        889,481             --      2,377,487
  Operating income                   1,995,248     10,292,385             --     12,287,633
  Assets                            35,129,572     41,793,184             --     76,922,756

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

International FiberCom, Inc. (the "Company") offers a wide range of services and equipment to the communications marketplace. The Company provides services and equipment to communications service providers, Fortune 500 companies, governmental agencies and other private end users. The Company's operations are classified into three principal segments which include Infrastructure Development and Services, Equipment Distribution, and Wireless Technologies.

Infrastructure Development and Services (referred to as "Infrastructure" or "Core Business") represents the Company's primary operating segment and includes design and engineering services, installation, integration and maintenance of underground and aerial fiber optic, copper and broadband communications systems, and integrated local and wide area networks. Historically, the Company has presented its engineering, infrastructure development, and systems integration activities as separate operating segments. However, increased revenues from full-service customer relationships which incorporate multiple services offered within the Company's Core Business have resulted in changes in the way the Company manages and analyzes its business.

Equipment Distribution services include the purchase and sale of new and used telecommunications equipment used in the digital access, switching and transport systems of communications service providers and other Fortune 500 companies.

Wireless Technologies services include the design, manufacture and installation of proprietary wireless communications equipment used to enhance radio frequency transmission and reception in tunnels, subways and other confined environments.

The Company derives a substantial portion of its revenue through contracts accounted for under the percentage of completion method whereby revenue is recognized based on the ratio of contract costs incurred to total estimated contract costs. As a result, gross margins can vary from month to month based on changes in estimated project costs. As of September 30, 1999, the Company had backlog relating to contracts accounted for under the percentage of completion method totaling approximately $89.5 million, of which approximately $60 million related to contracts in progress.

In July 1999, the Company purchased the net assets of Washington Data Systems ("WDS"). WDS specializes in local and wide area network systems integration and related services and has offices in Maryland, Virginia, New York and Pennsylvania. Under the terms of the agreement, The Company made an initial cash payment of $3 million and future contingent payments totaling up to an additional $10 million may be payable if certain profitability targets are met during the 30-month period following the acquisition. Future contingent payments may be made in either cash or common stock, at the Company's discretion, with a maximum of 60% consisting of common stock.

Also in July 1999, the Company entered into an Amended and Restated Revolving Credit Agreement (the "Agreement") with a syndication of commercial banks. Under the terms of the Agreement, the Company may borrow up to $60 million, an increase from the original borrowing limit of $30 million. Borrowings under the Agreement bear interest at either LIBOR plus 175 to 250 basis points, determined based on certain financial covenants, or the prime rate, at the discretion of the Company. In connection with the Agreement, the borrowing limit under the Company's equipment lease line of credit was increased from $5 million to $10 million.

RESULTS OF OPERATIONS

REVENUES.  Revenues  for the three and nine  months  ended  September  30,  1999 increased $21.3 million and $43.8 million, or 82.9% and 61.1%, to $47 million and $115.6 million, respectively, as compared to the similar periods in the prior year. The increases were due primarily to revenue growth of $22.3 million and $50.5 million in the Infrastructure Development and Services segment during the three and nine months ended September 30, 1999, respectively, over the comparable periods in the prior year. These increases were the result of incremental revenues from acquisitions made during the year as well as revenue growth from existing subsidiaries. Also contributing to the overall increase in Company revenues was the addition of the Wireless Technologies segment during the first quarter of 1999 which contributed revenues of $614,000 and $2.2 million for the three and nine months ended September 30, 1999, respectively. Partially offsetting revenue growth in the Infrastructure and Wireless segments was a decrease in revenues of $1.6 million and $8.9 million in the Equipment Distribution segment for the quarter and nine months ended September 30, 1999, respectively, over the comparable periods in the prior year.

GROSS MARGIN. Gross margin for the three and nine months ended September 30, 1999 increased $1.7 million and $4.3 million, or 19.2% and 17.3%, to $10.2 million and $28.8 million, respectively, as compared to the similar periods in the prior year. The increases were the result of revenue growth in the Infrastructure and Wireless segments, partially offset by a decrease in revenues in the Equipment Distribution segment.

Gross margin, as a percentage of revenues, decreased 11.6% and 9.3% to 21.8% and 24.9% for the three and nine months ended September 30, 1999, respectively, as compared to similar periods in the prior year. Such decreases were primarily due to declines in the gross margins within the Equipment distribution segment. Gross margin as a percentage of revenues for the quarter and nine months ended September 30, 1999 were 28.5% and 31.9%, respectively, within the Equipment Distribution segment, as compared to 50.6% and 50.0% for the comparable periods in the prior year. Current year gross margin levels in the Equipment Distribution segment have declined due to changes in market conditions. Gross margin as a percentage of revenues in the Infrastructure segment decreased 3.5% and increased 1.4% for the quarter and nine months ended September 30, 1999, respectively, over the comparable periods in the prior year. The decrease in gross margin as a percentage of revenues in the third quarter was due primarily to unexpected delays in certain contract execution schedules as well as cost overruns related to a non-core municipal utility installation contract.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter and nine months ended September 30, 1999 increased $4 million and $6.1 million, or 96% and 49.4%, to $8.2 million and $18.3 million, respectively, as compared to the similar periods in the prior year. The increases were primarily due to incremental costs associated with acquisitions made during 1999 as well as internal growth of existing subsidiaries. General and administrative expenses, as a percentage of revenues, for the three and nine months ended September 30, 1999 increased 1.2% and decreased 1.3% to 17.5% and 15.8%, respectively, over the comparable periods in the prior year.

OTHER INCOME (EXPENSE). Other expenses for the quarter and nine months ended September 30, 1999 increased $570,000 and $1.2 million to $843,000 and $1.8 million, respectively, as compared to the similar periods in the prior year. The increases are primarily due to interest expense on the Company's credit facilities. Borrowing activity has increased significantly during 1999 due to the acquisition of several subsidiaries through purchase agreements consisting of all cash or cash and common stock terms as well as the acquisition of operating equipment to support revenue growth in the Infrastructure Development and Services segment.

NON-RECURRING   ACQUISITION   COSTS.   Non-recurring   acquisition   costs  were
attributable to certain acquisitions made during the third quarter of 1998 accounted for under the pooling of interests method.

PROVISION FOR INCOME TAXES. Income taxes for the quarter and nine months ended September 30, 1999 decreased $284,000 and increased $1 million, or 32.7% and 40.7%, to $583,000 and $3.6 million, respectively, as compared to the similar periods in the prior year. The provision for income taxes decreased due to lower current quarter and year to date taxable earnings, offset by a lower effective tax rate in 1998 due to certain acquisitions accounted for under the pooling of interests method in the third quarter of the prior year. Prior to the acquisitions, the companies acquired operated as Subchapter S corporations and, accordingly, were not subject to federal income taxes. A proforma provision for income taxes was recorded for the quarter and nine months ended September 30, 1998 to present income taxes as though the consolidated operating results of the acquired companies had been subject to federal income taxes for all periods presented.

NET INCOME. Net income attributable to common stockholders before proforma provision for income taxes for the quarter and nine months ended September 30, 1999 decreased $1.8 million and $3.1 million, or 75.8% and 37.4%, to $572,000 and $5.1 million, respectively, as compared to the similar periods in the prior year. Net income attributable to common stockholders after proforma provision for income taxes decreased $1.5 million and $1.8 million, or 72.5% and 26.0%, respectively, over the comparable periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital needs relate primarily to equipment needed to support revenue growth and to provide working capital for general corporate purposes, including strategic acquisitions. The Company has historically financed operations through a combination of operating cash flow, lines of credit, and debt and equity offerings. The Company's liquidity is impacted, to a large degree, by the nature of billing provisions under our installation and service contracts. Generally, in the early periods of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and related accrued profits.

For the nine months ended September 30, 1999, net cash used in operations totaled $6,714,553 as compared to $1,795,375 for the comparable period in the prior year. Cash generated from operations during the period totaled $11,881,453 and consisted primarily of net income of $5,127,320, depreciation and amortization totaling $5,831,116 and an increase in other current liabilities of $923,017. Operating assets and liabilities decreased operating cash flow $18,596,006, primarily due to increases in accounts receivable, inventory and costs and estimated earnings in excess of billings and decreases in accounts payable and accrued expenses.

During the nine months ended September 30, 1999, the Company used $23,301,604 in investing activities which consisted primarily of equipment purchases totaling $11,960,675 and cash used in business acquisitions totaling $11,491,944. For the nine months ended September 30, 1999, financing activities generated approximately $30,954,214 which consisted primarily of net borrowings under the Company's credit facilities totaling $27,547,858, proceeds from warrant and stock option exercises totaling $2,930,196 and proceeds from stock purchased under the Company's Employee Stock Purchase Plan totaling $476,160.

As of September 30, 1999, the Company had a revolving line of credit with a syndication of commercial banks totaling $60 million, with an available balance of approximately $28 million. Additionally, the Company had a $10 million lease line of credit, with an available balance of approximately $4 million. Aggregate proceeds from current working capital, funds generated through operations and current availability under existing credit facilities are considered sufficient to fund the anticipated growth in the Company's operations for the next 12 to 18 months. The Company may, however, seek to obtain additional capital through additional debt or equity offerings depending primarily upon prevailing market conditions and the demand for our products and services.

INFLATION AND SEASONALITY. We do not believe that we are significantly impacted by inflation or seasonality.

YEAR 2000 COMPLIANCE

The Company has reviewed its computer systems to identify those areas that could be adversely affected by Y2K software failures. The Company has converted approximately 90% of its information systems to be Y2K compliant. The compliance effort to date has cost approximately $200,000 and approximately $75,000 is budgeted to complete the remaining required systems' compliance efforts. Certain computer systems acquired in connection with recent acquisitions are not Y2K compliant. However, the Company expects to be 100% compliant with respect to these systems by the end of November 1999. Although the Company anticipates that any future expenditures made in connection with Y2K conversions will not be material, there can be no assurance in this regard. The Company believes that some of its customers, particularly local exchange and long distance carriers and cable system operators may be impacted by the Y2K problem, which in turn may affect the Company. Currently, the Company cannot predict the effect that Y2K problems may have on companies with whom it transacts business and there cannot be any assurance that these problems will not materially and adversely affect the Company's financial condition, results of operations or cash flow. However, the Company believes that the diversity in its customer base and services provided will limit the impact of potential delayed customer payments or lost revenues as a result of any adverse effects that Y2K problems may have on companies with whom it transacts business.

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

                                        INTERNATIONAL FIBERCOM, INC.

                                        By /s/ Terry W. Beiriger
                                           -------------------------------------
                                           Terry W. Beiriger,
                                           Chief Financial Officer

DATED:_______________