Form 10-K405
period 1999-12-31
INTERNATIONAL FIBERCOM INC
filed 2000-03-15
CIK 924632

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                           Commission File No. 1-9690

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


       Registrant's telephone number, including area code: (602) 387-4000


          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act :

                           Common Stock, no par value

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average of the high and low prices of the Registrant's Common Stock on the Nasdaq National Market on March 10, 2000 was approximately $873,796,638. This is not necessarily a conclusive determination for other purposes. As of March 10, 2000, the Registrant had 30,457,994 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement Relating to the 2000 Annual Meeting of Stockholders are incorporated by reference.

     The following statement is made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. International FiberCom, Inc. and subsidiaries ("International FiberCom, Inc." or the "Company") may make certain statements in this Annual Report on Form 10-K. Some statements contained in this Annual Report, including, without limitation, statements that contain the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements may related to our future growth and profitability, our competitive strengths and business strategies. Further, forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including rapid technological and regulatory changes in the industries we serve, the financial resources of our customers, our numerous competitors and the relatively few barriers to entry for potential competitors, the short-term nature of many of our contracts, the quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, our ability to identify, finance, complete and then integrate our acquisitions, and the restrictions imposed by our credit facility, among others. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results could differ materially from results expressed or implied in any of our forward-looking statements. The foregoing and other risks faced by us described in the Cautionary Factors section beginning on page 13, among others, are detailed in this Annual Report and in other documents filed by us with the Securities and Exchange Commission. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY OF OUR BUSINESS

     Unless the context  requires  otherwise,  all  references to "we," "our" or
"us"  refer  to   International   FiberCom,   Inc.,  a  corporation   originally
incorporated in the state of Arizona in 1972 and its 16 subsidiaries.

     We are an end-to-end solutions provider serving telecommunications industry. We deliver a broad range of solutions designed to enable, enhance and support voice, data and video communications through wired, wireless, internal and external networks. In delivering these solutions, we design, develop, install and maintain internal and external networks that support Internet-related applications and other communications for our customers. Our services range from the design, development and installation of fiber-optic networks to wireless connectivity solutions. Our products range from proprietary wireless communications equipment to new, deinstalled and refurbished communications equipment from a variety of manufacturers.

     We have grown significantly over the past five years as a result of consistent internal growth and strategic acquisitions. Consolidated revenues over the past five years have grown at an average annual rate of 98%. See Selected Financial Information and Note 11 - Segment Information in the accompanying consolidated financial statements for additional financial information.

     We deliver our products and services through three operating groups:

     * INFRASTRUCTURE DEVELOPMENT GROUP provides specialty design and engineering services, installation and maintenance of underground and aerial fiber optic, copper and broadband, as well as wireless, communications systems, and integrated local and wide area networks;

     * WIRELESS TECHNOLOGIES GROUP designs, manufactures and installs proprietary wireless connectivity solutions designed to enable and enhance wireless communications, in both fixed and mobile applications; and

     * EQUIPMENT DISTRIBUTION GROUP sells new, deinstalled and refurbished communications equipment from a variety of manufacturers. This equipment is used in the digital access, switching and transport systems of communications service providers and other Fortune 500 companies.

     Our customers include a number of the largest and most prominent companies in the telecommunications and other industries, such as

     *    incumbent local exchange carriers,

     *    competitive local exchange carriers,

     *    cable television operators

     *    long distance carriers,

     *    wireless phone companies,

     *    telecommunications equipment vendors,

     *    co-location facilities providers, and

     *    other Fortune 500 and privately held companies.

Our representative customers are:

Ameritech                 GTE                         Pacific Telesis
AT&T Corp.                Level 3 Communications      PF.NET
Bell Atlantic             Lucent Technologies         The Red Cross
CableVision               MCI/WorldCom                Sprint
Charter Cable, Inc        Media One                   Southwestern Bell
Comcast                   Motorola                    U.S. General Services
Cox Communications        Next Link                     Administration
Federal Express           Nike                        U.S. West
Fluor Daniels             Nortel                      Time Warner, Inc.
Gambro Healthcare

     For our year ended 1999, no customer accounted for more than 10% of our revenues, even though we often provide services to a single customer in multiple geographic locations through one or more of our operating groups. Our top ten customers represented 44% of our revenues in fiscal 1999 and included AT&T, CableVision, Cox Communications, Level 3 Communications, Next Link and TimeWarner.

INDUSTRY OVERVIEW

     We believe that several notable industry trends will continue to cause a significant increase in the demand for our services and products over the next several years.

THE DEMAND FOR BANDWIDTH

     Bandwidth is the ability to transmit digital data through networks. The need for additional bandwidth has arisen from the increased growth in a number of areas: telecommunications, voice, video and data traffic, electronic commerce, transmission of high quality information, entertainment and other content over the Internet, and use of and reliance on personal computers, including for private network computing. Fiber-optics technology IS the most frequently used in new systems being designed to handle data traffic. The development of Internet based networks has also heightened the need for seamless transmission of packeted digital data over longer distances on fiber optic based networks.

     In response to the consumer demand for additional bandwidth, the nation's telecommunications and cable television system operators are upgrading their facilities with new technology, expanding, and in many instances, replacing their existing telecommunications infrastructure to allow for increased bandwidth capable of moving vast amounts of digital data. Major companies, including AT&T, Time Warner, Charter Cable, Inc., CableVision, and Cox Communications, all of whom are our customers, have announced major capital expenditure programs to upgrade their networks or convert their existing networks to broadband, fiber-optic based systems. Further, other new competitors of existing telecommunications and cable television companies, often referred to as competitive local exchange carriers, or "CLECs," are building extensive, high capacity local and long distance fiber optic based networks to transport digital data.

THE NEED TO COVER THE "LAST MILE:" CONVERGENCE OF BROADBAND AND WIRELESS TECHNOLOGY

     Increasing bandwidth requires advances in technology and deployment of technology. In order for the "information superhighway" to become available on a widespread basis it will have to be simple, efficient easy to use and offered at a relatively low cost. To achieve this objective a number of alternative, and possibly complementary, technologies are being examined. The companies striving to provide more bandwidth have used wireless technology for the Internet and other applications along with and in addition to fiber-optic technology. The Internet will have to move and manipulate vast quantities of data over long distances and it will also have to provide residences and businesses with reliable access to it. Making this final connection to residences and businesses is often referred to as the "last mile." Existing copper networks and cable will play a significant role in this last connection. However, neither copper nor wireless systems can currently seamlessly connect to digital telecommunications networks without the advent of new technology. It may be that wireless technology will become the most efficient, cost effective answer to this problem. We intend to allocate significant research and development resources with the goal of developing our own proprietary technology and solutions to these connectivity issues in particular and to digital wireless and fiber-optic telecommunications systems problems in general.

THE TREND TOWARD OUTSOURCING OF INFRASTRUCTURE NEEDS

     In the current environment where voice, video and data transmission services are converging, telecommunication service providers are bundling services that they once offered separately, and doing so in new geographic markets. Because of consolidation, deregulation and the competitive market forces at work in the telecommunications industry, companies have become integrated and geographically diverse. They are focusing on broadening the scope of their core businesses in providing telecommunications services. As a result, they are turning with increasing frequency to specialists to outsource their infrastructure needs.

INCREASED DEMAND FOR COMPREHENSIVE SOLUTIONS

     Increased competition and the resulting increase in investment in infrastructure and content by telecommunications and other service providers have led to greater concerns about the quality and reliability of infrastructure providers. We believe that our customers increasingly are seeking comprehensive end-to-end solutions to their infrastructure needs by turning to fewer qualified infrastructure service providers who have the size, financial capability and technical expertise to deliver a quality and reliable network on time. These customers are seeking service providers that can build large and complex networks quickly, with a high level of quality and who can rapidly mobilize their capital equipment, financial assets and personnel to respond effectively to the increasing scale and time constraints of customer demands.

THE INCREASED DEMAND FOR INTERNAL COMMUNICATIONS SYSTEMS

     In a relatively short period, computer networks have evolved from simple connections between desktop workstations to complex links between multiple computer servers, work stations, mainframe computers and peripheral devices. The shift from a computer room housing one large, shared, mainframe system to personal computer-based networks has changed the emphasis from the processor to network architecture. Increases in an organization's informational productivity are now dependant on its network's ability to process multiple tasks - voice mail, e-mail, telephony, accounting, word processing and operational reporting - simultaneously and transport this data wherever it is needed. Systems integration is the design, installation and maintenance of these complicated local area networks ("LANs") and multi-locational wide area networks ("WANs"). A WAN is simply multiple lans connected through an existing telecommunications carrier or connected with proprietary cable, fiber or some other medium, such as infrared or other wireless. The backbone of any LAN is cable. In many systems, this backbone is fiber-optic cable along with network hardware and software and the related data delivery system, rather than the workstations connected to the system. This backbone is referred to as a "structured cabling system." Such systems are designed to be adaptable and provide sufficient capacity for multiple applications, including both voice and data transmission.

INCREASED DEMAND FOR SECONDARY EQUIPMENT

     While the need to rebuild traditional telecommunications networks increases, the existing networks operated by local and long distance exchange carriers still operate and require maintenance. Original equipment manufacturers ("OEMs") continue to roll out new products with new features. These new products are costly and often incompatible with older technology, making replacement decisions difficult. Therefore, older technology continues to be employed domestically and internationally. The secondary equipment market gives end users alternatives to large capital investments in more costly new technology in cases where such investments are not economically feasible. The secondary market also gives end users access to replacement parts for existing systems for which the OEMs have discontinued lines and no longer provide product support. Our equipment distribution companies provide new OEM product lines, provide replacement parts and equipment from the secondary market and provide value added, fully assembled systems designed to add immediate capacity to an existing switching system.

COMPETITIVE STRENGTHS

     We have pursued a strategic plan to grow internally and through accretive acquisitions to enable us to become an end-to-end solutions provider and to be able to develop proprietary wireless technologies and services to our customers.

The progress we have made in this plan has enabled us to capitalize on the foregoing industry trends and has resulted in the following competitive strengths:

END-TO-END SOLUTIONS PROVIDER

     We believe we are one of the few infrastructure providers capable of providing all of the design, building, installation and maintenance services necessary for a complete telecommunications network starting from a transmission point, such as a telephone company central office or cable television head-end, and running through aerial, underground and buried cables or through wireless transmission to the ultimate end users' voice and data ports, computer terminals, cable outlets or cellular stations.

TECHNICAL EXPERTISE AND RELIABLE CUSTOMER SERVICE

     We believe that we have established a reputation for quality and reliability, technical expertise and operating and financial efficiency. We believe that our reputation among our customers should give us an advantage in securing larger, more technically complex infrastructure projects, and a greater volume of business from our existing and new customers.

WIRELESS TECHNOLOGIES AND EXPERTISE

     We can provide our customers with proprietary wireless connectivity solutions designed to enable and enhance wireless communications in both fixed and mobile applications. Through our team of design engineers and technology professionals, we are dedicating significant resources to research and development efforts aimed at continuing the development of solutions related to transmission and connectivity issues impacting cellular, PCS, radio and other two-way mobile communication systems. To date, we have four patents pending on products designed to improve signal clarity and to enable wireless communications in environments where wireless communication has historically not been technologically feasible. We have successfully deployed our technology solutions for customers across North America and we believe there are significant global opportunities for our product and services.

AGILE FOOTPRINT

     We have developed an agile footprint for the services we provide. Our design, engineering and technology solutions capabilities can be deployed quickly to respond to new market opportunities, either from a specific customer or from growing demand in emerging markets. Additionally, because we provide services to customers in the telecommunications, broadband and wireless industries, we are technology neutral. These operating characteristics give us the ability to capitalize on the wide range of technological advances and other market developments that drive capital spending by our customers and to help reduce the risk of being dependent on a single geographic region or technology platform for our success. We believe that our agile footprint has helped us to attract our diverse and growing customer base, especially from the larger companies in the telecommunications industry, and that it makes us less susceptible to downturns in any particular geographic region or industry sector.

INCREASING NATIONAL SCOPE AND NAME RECOGNITION

     We have significantly broadened our geographic presence in recent years and believe we are capable of servicing customers across the United States. We are continuing to develop the brand name "International Fibercom" across all of our operating units, with the goal of eventually achieving national branding of our name within our marketplace and further establishing us as an integrated, national company.

EXPERIENCED MANAGEMENT

     We have a strong management team to continue executing our growth strategy. During 1999 we added depth to our senior and middle management in response to the rapid growth in the size and scope of our projects. We believe that our management team has the operational, business development and financial knowledge and experience to anticipate trends in our industry and to consistently meet and exceed our clients' expectations for comprehensive and reliable solutions.

BUSINESS STRATEGY

     Our objectives are to continue to: (i) improve and strengthen our human and financial resources in order to enhance our ability to provide end-to-end solutions for the networks supporting voice, data and video, the Internet and other communications needs of our customers; (ii) perform more integrated services for our existing customers and expand our customer base on a national level; and (iii) continue to pursue the development of proprietary wireless technologies and solutions for our customers.

EXPAND EXISTING CUSTOMER RELATIONSHIPS AND PURSUE NEW CUSTOMERS

     We believe that our customers increasingly are seeking single national vendors to provide all of their telecommunications and energy infrastructure services needs. Consequently, we actively market our national scope, agile footprint and comprehensive service offerings to our existing and potential customers. Further, we focus on increasing the range of services we provide. We also, when necessary, team with engineering firms, equipment suppliers and other vendors to provide turnkey services to our customers.

CONTINUE TO ACHIEVE OPERATING EFFICIENCIES

     We intend to continue to improve our profitability by focusing on ways to achieve costs savings, economies of scale and improved asset and personnel utilization. We have realigned our operations to maximize our opportunities to provide comprehensive solutions to our customers and instituted a program to improve efficiency and productivity by leveraging existing administrative personnel to support increased growth. We also intend to further develop and expand the use of integrated management information systems across our service lines to facilitate financial control, project costing and asset allocation. The goal of the program is to realize savings in overhead and other expenses and thereby improve operating margins and profitability. An element of the program includes paying our division presidents and other managers incentive compensation based upon performance.

PURSUE SELECTED ACQUISITIONS

     Through selected acquisitions, we continue to add customers and capabilities as well as expand our geographic coverage. We have completed ten acquisitions in the United States in the last two years, targeting selected companies to expand into customer and geographic markets we did not currently serve and to expand the range and depth of services we provided. We will continue to focus our acquisition efforts on profitable companies with good reputations and strong management. We are not currently engaged in any negotiations to make any material acquisitions.

OUR SERVICES AND PRODUCTS

     We are an end-to-end solutions provider serving the communications industry. Our services range from design, development and installation of fiber optic networks to wireless connectivity solutions. Our products range from proprietary wireless communications equipment to new, deinstalled and refurbished communications equipment from a variety of manufacturers. These services and products are provided through three operating groups:
Infrastructure Development, Wireless Technologies and Equipment Distribution.

INFRASTRUCTURE DEVELOPMENT GROUP

     The Infrastructure Development Group provides three general types of services: engineering and external and internal communications services. We provide these services as individual components, as a combination, or a full turnkey solution. The Infrastructure Development Group maintains a presence in the Western, Southwestern, Southern and Southeastern regions of the United States.

     ENGINEERING SERVICES. We specialize in design and consulting in connection with major broadband, fiber-optic networks. Design work includes hybrid fiber-optic/coaxial cable broadband distribution networks for telecommunications and cable television companies using computer automated design and geographic conformation software. We also offer "land based development," a service which includes mapping, verification and documentation of existing network installations. This service frequently requires conversion of existing documentation into a database-oriented system using geographic information software. These platforms allow network operators an efficient and effective way to relate customer base, demographics and existing networks and equipment in a single system. For new or planned networks, we provide construction oversight, existing network evaluation, broadband system and design, network plant testing and training. After completion of our services, we inventory planning and project support team records of the information necessary to plan, design, market and manage a broadband network.

     EXTERNAL COMMUNICATIONS. We design, build, install and maintain the physical facilities used to provide end-to-end telecommunications service from the central office of the switching center or cable head-end to the home or business. Our services include:

     *    placing and splicing fiber optic, coaxial and copper cable;

     *    excavating trenches in which to place the cable;

     * installing related structures, such as poles, anchors, conduits, manholes, cabinets and closures;

     * placing drop lines from the main distribution terminals to the home or business; and

     *    maintaining, removing and replacing these facilities.

     We also provide route development, right of way and other site acquisition,
permitting,    materials   procurement,    acceptance   testing   and   as-built
documentation.

     We bundle our services in order to better provide end-to-end solutions to our customers as follows:

     * INTER-EXCHANGE NETWORKS. We design, engineer and build fiber optic and other cable networks between metropolitan areas using specialty equipment such as trenchers, plows and directional borers.

     * LOCAL EXCHANGE NETWORKS. We design, install, build and maintain telecommunications networks from the provider's point-of-presence to its customers' locations within metropolitan areas (local loop).

     * BROADBAND NETWORKS. We design, engineer, build and install the infrastructure for network rebuilds, upgrades and maintenance for cable television multiple system operators.

     * WIRELESS NETWORKS. We provide installation and maintenance services to the wireless communications industry, including the building of communication towers, placement of antennas and associated wiring, and installation of transmission equipment and shelters.

     INTERNAL COMMUNICATION SERVICES. We provide services consisting of the design, installation, testing and documentation of switching and transmission equipment and supporting components at a provider's point- of-presence (central office) locations. We also design, install and maintain integrated voice, data and video networks inside customer premises along with the infrastructure required to support complex intranet and Internet solutions. Our systems integration services involve the selection, configuration, installation and maintenance of software, hardware, other computing and communications equipment and cabling to provide an integrated computing and communications system. We also provide e-commerce and website development consulting services. Our internal communication services are less capital intensive than external communication services, but they require more technically skilled personnel.

EQUIPMENT DISTRIBUTION GROUP

     This Group provides telecommunications carriers with a broad range of infrastructure equipment and related services designed to meet their specific and changing equipment needs. We offer our customers a unique combination of new, deinstalled and refurbished equipment from a variety of manufacturers, allowing them to make multi-vendor purchases from a single, cost-effective source. We supply the equipment in the form of piece parts, complete central office switches or line-extensions. The equipment includes digital access, switching and transport equipment. Digital access systems are line systems between a telecommunication company's central office and each customer. A switching system effects call connection and routing. Transport systems include products that carry signals throughout the network. To further serve our customer's needs, we offer value-added services, including: central office installation/deinstallation services, system testing; asset verification; warehousing; and inventory disposition services. We have three distribution points located in Virginia and Florida from which both the domestic and international markets can be served. We maintain extensive quantities of owned and consigned inventory and maintain an industry standard ISO 9000 Quality Control Certification. We inventory and sell equipment produced by a number of prominent companies, including AT&T, Lucent Technologies, Nortel, Tellabs, DSC, Alcatel, Fujitsu and ADC. We are a factory authorized value added re-seller of Lucent Technologies.

WIRELESS TECHNOLOGIES GROUP

     This Group designs, manufactures and installs proprietary wireless connectivity solutions designed to enable and enhance wireless communications in both fixed and mobile applications. Through our team of design engineers and technology professionals, we are dedicating significant resources to research and development efforts aimed at continuing the development of solutions related to transmission and connectivity issues impacting cellular, PCS, radio and other two-way mobile communication systems. To date, we have four patents pending on products designed to improve signal clarity and to enable wireless communications in environments where wireless communication has historically not been technologically feasible. We have successfully deployed our technology solutions for customers across North America.

OUR CUSTOMERS

     As an end-to-end solutions provider, we often deliver our services to a single customer in multiple geographic locations through one or more operating segments. While no single customer accounted for more than 10% of revenues in 1999, our top ten customers represented 44% of revenues and included AT&T, Cablevision, Cox Communications, Level 3 Communications, Next Link and Time Warner.

CONTRACTS

     Under a typical infrastructure development contract, we supply the expertise, equipment and labor and the customer supplies nearly all materials, such as the fiber-optic cable and conduit. The work is generally performed under fixed unit prices and we usually receive payment on contracts within 30 to 60 days of invoicing. Accordingly, we must finance receivables and work-in-progress during that period. Under a typical systems integration installation contract, we supply the expertise, equipment, labor and materials. Internal communication services are performed under both time and material and fixed price arrangements.

     Engineering services are performed under a variety of contracts, purchase orders, standing relationships and working arrangements. We have entered into master contracts of indefinite term with major systems operators for the services specified in such contracts. Specific projects are undertaken under these contracts in response to purchase orders, change orders, revised standards and work orders. We also perform services for certain long-standing clients under work orders without governing master contracts. In general, contracts and work orders are terminable or expandable at will by our customers consistent with the customer's network requirements. We have also entered into continuing "strategic alliances" with equipment vendors under which we are recommended or specified to equipment customers as the system design vendor.

SALES AND MARKETING

     As part of our marketing plan, we are now emphasizing the "International FiberCom" name, with the objective of achieving nationwide name recognition within our industry. In addition, our marketing plan is to position ourselves in the telecommunications and Internet related marketplace as a seamless, end-to-end solutions provider. The management of our various service groups is carrying out local marketing efforts and executive management is supplementing their efforts on a corporate-wide basis. Our regional division presidents market to existing and potential telecommunications customers, negotiate new contracts and seek to be placed on lists of vendors invited to submit bids for master services agreements and individual projects. They are responsible for developing and maintaining productive, long-term relationships with our customers. We believe that this local orientation, with support from our headquarters, helps to gain repeat business and enter new markets. We are also finding that because we have performed well in one region, our customers are asking us to assist them in other locales that they are entering or where they already have a presence.

COMPETITION

     The market for the products and services we offer is highly competitive and requires substantial resources and skilled and experienced personnel. We compete with other independent contractors and equipment re-sellers in most of the markets in which we operate, several of which are large domestic companies, some of which may have greater financial, technical, and marketing resources. In addition, there are relatively few, if any, barriers to entry into the markets in which we operate. As a result, any organization that has adequate financial resources and access to technical, expertise may become a competitor. A significant percentage of our revenues are currently derived from fewer than ten customers and price is often an important factor in the award of such underlying contracts. Accordingly, we could be outbid by our competitors in an effort to procure such recurring or ongoing work. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are equal or better in terms of price and quality to our services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, including telecommunications providers employing personnel who perform some of the same types of services we deliver. Although a significant portion of these services are currently outsourced, there can be no assurance that existing or prospective customers of the company will continue to outsource telecommunications engineering, infrastructure development and maintenance services in the future. We believe that the principal competitive factors in the market include technical expertise, reputation, price, quality of service, availability of skilled technical personnel, geographic presence, breadth of service offerings, adherence to industry standards and financial stability. We believe that we compete favorably with our competitors on the basis of these factors.

LICENSES

     The Company and its subsidiaries, through various officers, holds licenses in certain jurisdictions requiring general and specialty contractor licenses, including California, Nevada, Arizona, Tennessee, Colorado, Texas and Florida. We are also registered in the State of Georgia to provide engineering services and we employ a licensed Georgia Professional Engineer who has public health and safety compliance responsibilities for all of our design operations.

INSURANCE AND BONDS

     We maintain liability insurance policies for claims arising from our business. These policies have limits ranging from $1.0 million to $6.0 million in the aggregate and insure against both property damage and personal injury. The policies are written on an "occurrence" basis, which provides coverage for insured risks that occur during the policy period irrespective of when a claim is made. Higher policy limits are sometimes purchased for individual projects when contractually required. We also maintain umbrella policies with aggregate and occurrence limits of up to $10.0 million. We have performance and payment bonding capability of $200 million, total program, and $50 million, single job. Bonding capacity may be larger upon specific requirement.

BACKLOG ORDERS AND WORK-IN-PROGRESS

     We had a backlog of approximately $142.9 million and $27 million, on a work in process basis, as of December 31, 1999 and 1998, respectively. All related work orders are expected to be completed by June 2001. In addition, at December 31, 1999, signed but unstarted backlog was approximately $34.5 million.

SUPPLIERS

     We do not depend upon any single supplier. Because we have multiple sources of supply, we have not experienced difficulties in obtaining adequate sources of supply and adequate alternatives to satisfy our customers. We do not have formal purchase contracts for our supplies, but instead we generally purchase such items under individual purchase orders.

EMPLOYEES

     As of December 31, 1999 we had approximately 1,600 full-time employees, including our seven executive officers and 725 engineers and technicians. We believe that our employee relations are good.

WARRANTIES

     We give warranties for workmanship on the services we provide. Warranties generally range from one to two years, but have been as high as twenty years for certain systems integration projects. From a practical standpoint, any warranty issues are generally identified during the testing and acceptance of the system installed. While most of the equipment sold by the Equipment Distribution Group is under warranty from the original manufacturer, we typically provide a one-year warranty on all equipment sold to telecommunications companies and six-months on equipment sold to resellers.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATING TO OUR INDUSTRY AND THE INDUSTRIES WE SERVE

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL AND REGULATORY CHANGES THAT COULD REDUCE THE DEMAND FOR OUR SERVICES

We derive and anticipate that we will continue to derive a substantial portion of our revenue from customers in the telecommunications industry. Our revenues and net income depend primarily on capital spending by telecommunications companies and others for constructing, rebuilding, maintaining or upgrading their telecommunications networks and for constructing completely new systems. Our services and products are subject to significant technological change and innovation. Technological developments are occurring rapidly in the telecommunications industry and, while the effects of such developments are uncertain, they may have a material adverse effect on the demand for our services. For example, wireline systems used for transmission of video, voice and data face potential displacement by various technologies, including wireless technologies. This could require a significant shift in our resources from wireline to wireless services. Also, the demand for our services could be adversely affected if alternative technologies are developed and implemented that enable telecommunications providers or other organizations to provide enhanced telecommunications services without physically upgrading their networks. Finally, the telecommunications industry has been characterized by a high level of consolidation that may result in the loss of one or more customers.

THE VOLUME OF WORK WE RECEIVE FROM OUR CUSTOMERS IS DEPENDENT ON THEIR FINANCIAL RESOURCES AND ABILITY TO OBTAIN CAPITAL

The volume of work awarded under contracts with certain of our telecommunication customers is subject to periodic appropriations during each contract's term. If one of our customers fails to receive sufficient capital appropriations, that customer could reduce the volume of work that it awards to us or delay its payments to us. These outcomes could reduce the demand for the services we provide.

In addition, a number of other factors, including financing conditions in the industry, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. These factors could also reduce the demand for the services we provide. Such factors include the amount of capital spending by telecommunications companies and cable operators, our customers' access to financing, general economic conditions, government regulation of cable operators, demand for telecommunications and cable services and technological developments in the telecommunications industry.

THE TELECOMMUNICATIONS SERVICE INDUSTRY IS HIGHLY COMPETITIVE AND POTENTIAL COMPETITORS FACE FEW BARRIERS TO ENTRY. OUR INABILITY TO COMPETE SUCCESSFULLY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

The industries in which we operate are highly competitive and we compete with other companies in most of the markets in which we operate on a national, regional and local basis. We may also face competition from existing or prospective customers who employ in-house personnel to perform some of the same types of services as we provide. Many of our competitors or potential competitors are substantially larger and have greater resources. In addition, because of the convergence of the telecommunications, cable television and computer industries and rapid technological development, new competitors may seek to enter the market. There are relatively few significant barriers to enter into the markets in which we operate, and as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors.

MANY OF OUR CONTRACTS MAY BE CANCELED ON SHORT NOTICE, AND WE MAY BE UNSUCCESSFUL IN REPLACING OUR CONTRACTS AS THEY ARE COMPLETED OR EXPIRE

We could experience a material adverse effect on our revenue, net income and liquidity if:

     *    our customers cancel a significant number of contracts,

     * we fail to win a significant number of our existing contracts upon re-bid; or

     * we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects.

Many of our customers may cancel our long-term contracts with them on short notice, typically 60 to 90 days, even if we are not in default under the contract. As a result, these contracts do not give us the assurances that long-term contracts typically provide. Many of our contracts, including our master service contracts, are subject to open bid at the expiration of their terms and price is often an important factor in the award of these agreements. We cannot assure you that we will be the successful bidder on our existing contracts that come up for bid. We also provide a significant portion of our services on a non-recurring, project-by-project basis.

OUR MASTER SERVICE CONTRACTS SUBJECT US UNCERTAIN REVENUE GROWTH

We currently derive a significant portion of our revenue from our master services contracts. A significant decline in the work our customers assign us under our master services contracts could materially and adversely affect our revenue and net income. Under our master services contracts, we may be one of several companies that perform services for the customer, and our customers have no obligations under our master services contracts to undertake any infrastructure projects or other work with us.

RISKS RELATING TO OUR COMPANY AND OUR BUSINESS

OUR BUSINESS IS LABOR INTENSIVE, AND IF WE CANNOT ATTRACT AND RETAIN QUALIFIED EMPLOYEES WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH STRATEGY

Labor shortages or increased labor costs could have a material adverse effect on our ability to implement our growth strategy and our operations. Our business is labor intensive, and many of our operations experience a high rate of employee turnover. The low unemployment rate in the United States has made it more difficult for us to find qualified personnel at low cost in some areas where we operate. As we offer new services and pursue new markets we will also need to increase our executive and support personnel. We can offer no assurances that we will be able to continue to hire and retain a sufficient skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel.

IF WE ARE UNABLE TO EXPAND OUR INFRASTRUCTURE WE WILL NOT BE SUCCESSFUL IN MANAGING OUR RAPID GROWTH

To manage our growth effectively, we will need to continuously enhance our information systems and our operational and financial systems and controls. Our anticipated growth could significantly strain our operational infrastructure and financial resources. Our growth plan may be adversely affected if we are unable to expand and continuously improve our operational infrastructure.

SPECIAL RISKS OF ACQUISITIONS

Acquisitions involve a number of special risks, some of which include:

     * the time associated with identifying and evaluating acquisition candidates;

     * the diversion of management's attention by the need to integrate the operations and personnel of the acquired companies into our own business and corporate culture;

     * the assimilation of acquired products, services and operations into our existing products, services and operations;

     *    possible adverse short-term effects on our operating results;

     * the future operating results of the acquisition, including the expansion of its business, retention and growth of its customer base and the demand for its products, technologies or services;

     *    the realization of acquired intangible assets; and

     *    the loss of key employees of the acquired companies.

COMPETITION FOR ACQUISITION CANDIDATES

In addition to these risks, we believe that we will see increased competition for attractive acquisition candidates in the future. Increased competition for candidates could increase the cost of acquisitions and reduce the number of attractive candidates. We cannot assure you that we will be able to identify additional suitable acquisition candidates, consummate or finance any such acquisitions. Although we are not currently a party to any agreement, understanding or arrangement regarding any material acquisition, we are always evaluating potential acquisition prospects.

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY IT COULD ADVERSELY AFFECT OUR RESULTS

We are currently experiencing a period of rapid growth that has placed significant demands on our resources. Our success in managing this growth will require us to continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. If our management is unable to manage growth effectively, to maintain the quality of our products and services and to retain key personnel, our business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE UPON KEY PERSONNEL

We are dependent on the services of our principal executive officers. We have entered into a multi-year employment agreements with these individuals. As we acquire companies we entered into consulting or employment agreements with their key executives to continue to operate the companies. We must compete with much larger companies that have significantly greater resources to attract and retain personnel. We cannot assure you that we will be successful in this regard or, if successful, that the services of such personnel can be secured on terms deemed favorable to us. The loss of the services of any of our key executives or our inability to attract other qualified employees could materially and adversely affect our business and operations.

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

RISKS OF POSSIBLE COST ESCALATION UNDER FIXED PRICE CONTRACTS

On an historical basis a substantial portion of our revenues have been generated principally under firm fixed-price contracts. Fixed-price contracts carry certain inherent risks, including underestimating costs, problems with new technologies and economic and other changes that may occur over the contract period. We recognize revenues using the percentage-of-completion method. Under this method revenue is recognized based on actual costs incurred in relation to total estimated costs to complete the contract. This method may result in irregular and uneven quarterly results. Unforeseen events and circumstances can alter our estimate of the costs and potential profit associated with a particular contract. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

INSURANCE AND POTENTIAL EXCESS LIABILITY

We maintain liability insurance to protect against damages to persons or property that may result from our work. If we were to incur liability in excess of our policy coverage, our financial condition could be adversely affected.

ARIZONA ANTI-TAKEOVER STATUTE

The Arizona Corporate Takeover Act ("Takeover Act") was adopted in 1987. The policy of the Takeover Act is to prevent unfriendly corporate takeover attempts by third parties. The Takeover Act prohibits certain types of transactions, including "green mail," limits voting rights of certain individuals acquiring shares in the market and regulates certain business combinations respecting corporate transactions proposed by insiders and as part of a takeover plan. We are subject to the foregoing provisions.

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

Our Board of Directors does not presently know any third party that plans to make an offer to acquire us through a tender offer, merger or purchase of all or substantially all of our assets.

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

ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 3,000 square feet of office space for our corporate office in Phoenix, Arizona. We also maintain the following operating facilities:

     The Infrastructure Development Group has principal offices in Atlanta, Georgia; Columbia, Maryland; Nashville, Tennessee; Phoenix, Arizona; and Perris and Sacramento, California. We also maintain several satellite offices throughout the United States. We own office buildings of approximately 9,600 square feet in Phoenix and 19,400 square feet in Memphis and approximately 2.5 acres of land in Phoenix and four acres of land in Perris, all of which collateralize outstanding promissory notes. In addition, we lease an aggregate of 805,000 square feet of office, warehouse and yard space under various leasing arrangements for our other locations.

     The Equipment Distribution Group has principal offices in Richmond, Virginia and Lakeland and Marianna, Florida. Our Marianna facility consists of an office/warehouse building of approximately 28,000 square feet, including 24,000 square feet of warehouse space and an additional warehouse consisting of approximately 33,000 square feet. The buildings are located on approximately 8.4 acres of land. In addition, we lease an aggregate of 40,000 square feet of office and warehouse space under various leasing arrangements for our other locations.

     The Wireless Technologies Group leases an aggregate of approximately 13,000 square feet located in Germantown, Maryland and Englewood Cliffs, New Jersey.

     We believe our operating facilities are adequate to meet our operational needs associated with our current backlog.

ITEM 3. LEGAL PROCEEDINGS

     We are not involved as a party to any legal proceeding other than various claims and lawsuits arising in the normal course of our business, none of which, in our opinion, is individually or collectively material to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matter for a vote by our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

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

     YEAR ENDED DECEMBER 31, 1999                      LOW           HIGH
                                                       ---           ----

     First Quarter                                    $6.00          $9.00
     Second Quarter                                   $5.56          $9.13
     Third Quarter                                    $4.50          $9.09
     Fourth Quarter                                   $5.00          $9.00


     YEAR ENDED DECEMBER 31, 1998                      LOW           HIGH
                                                       ---           ----

     First Quarter                                    $4.75          $6.97
     Second Quarter                                   $4.88          $9.59
     Third Quarter                                    $4.88          $9.31
     Fourth Quarter                                   $5.25          $9.75

     As of March 10, 2000, there were approximately 14,842 beneficial holders of our common stock.

DIVIDEND POLICY

     Holders of our common stock are entitled to receive dividends only when declared by our Board of Directors. To date dividends have never been declared or paid and we do not plan to make any dividend payments in the future. Instead, we will reinvest in the expansion and development of our business. If the Board of Directors decides to declare a dividend in the future, the decision will be based on our earnings, financial condition, cash requirements, and any other factors they deem relevant. A covenant in our revolving credit facility restricts us from paying dividends, except under certain circumstances.

RECENT SALES OF UNREGISTERED SECURITIES

     In the first quarter of 1999, we issued 304,908 shares of our common stock in partial consideration for the purchase of the shares of Aerocomm, Inc. as an exempt transaction under Section 4(2) under the Act. In the second quarter of 1999, we issued 592,857 shares of common stock in partial consideration for the purchase of the assets of All Star Communications, Inc. and 51,632 shares in partial consideration for the purchase of the assets of Blueridge Solutions, LLC.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial information and consolidated balance sheet data presented below as of and for the years ended December 31, 1999 and 1998 are derived from the accompanying consolidated financial statements that have been audited by BDO Seidman LLP. The consolidated financial information and consolidated balance sheet data presented below as of and for the years ended December 31, 1997, 1996 and 1995 are derived from the consolidated financial statements that have been audited by Semple & Cooper LLP, of which the results of operations for the year ended December 31, 1997 are included in the accompanying consolidated financial statements. On September 1, 1998, the Company completed two acquisitions, both of which were accounted for using the pooling of interests method. Accordingly, the selected consolidated financial information presented below has been restated to include the results of operations of the acquisitions for all periods presented.

                                                      YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------
                                      1999         1998         1997          1996       1995(1)
                                   ---------    ---------     --------     --------     --------
                                              (in thousands, except per share amounts)
Revenues                           $ 170,400    $ 104,976     $ 57,266     $ 33,981     $ 12,050
Cost of revenues                     126,659       70,097       40,434       24,896       11,802
                                   ---------    ---------     --------     --------     --------
Gross margin                          43,741       34,879       16,832        9,085          248
General and administrative            29,098       16,936       12,264        9,965        2,843
                                   ---------    ---------     --------     --------     --------
Income from operations                14,643       17,943        4,568         (880)      (2,595)
Other income (expense), net           (2,518)        (750)       1,464           61          196
Non-recurring acquisition
  expenses                                --         (890)          --           --           --
                                   ---------    ---------     --------     --------     --------
Income before provision for
  taxes                               12,125       16,303        6,032         (819)      (2,399)
Provision for income taxes            (4,366)      (4,899)         346         (135)         211
                                   ---------    ---------     --------     --------     --------
Net income                             7,759       11,404        6,378         (954)      (2,188)
Preferred stock dividends                 (4)         (48)        (173)        (171)          --
                                   ---------    ---------     --------     --------     --------
Net income available to common
    stockholders                       7,755       11,356        6,205       (1,125)      (2,188)
Pro forma provision for income
  taxes (2)                               --       (1,268)      (1,456)         435           --
                                   ---------    ---------     --------     --------     --------
Net income after pro forma
  provision for income taxes       $   7,755    $  10,088     $  4,749     $   (690)    $ (2,188)
                                   =========    =========     ========     ========     ========
Earnings per share:
Basic                              $    0.28    $    0.48     $   0.53     $  (0.12)    $  (0.50)
                                   =========    =========     ========     ========     ========
Diluted                            $    0.26    $    0.43     $   0.35     $  (0.12)    $  (0.50)
                                   =========    =========     ========     ========     ========
Pro forma earnings per share:
Basic                              $    0.28    $    0.43     $   0.41     $  (0.07)    $  (0.50)
                                   =========    =========     ========     ========     ========
Diluted                            $    0.26    $    0.38     $   0.27     $  (0.07)    $  (0.50)
                                   =========    =========     ========     ========     ========
Shares used in computing EPS:
Basic                                 28,031       23,509       11,711        9,441        4,417
Diluted                               29,818       27,176       18,580        9,441        4,417

                                                           DECEMBER 31,
                                   -------------------------------------------------------------
                                      1999         1998         1997          1996       1995(1)
                                   ---------    ---------     --------     --------     --------
Consolidated balance                                       (in thousands)
  sheet data:
Cash                               $   3,182    $   4,790     $  3,356     $      4     $      9
Working capital                       37,670       26,497        9,642         (691)         365
Total assets                         160,876       84,614       48,896        6,803       12,247
Long-term debt less
  current portion                     26,618        4,076        4,367          929        1,195
Stockholders' equity                  75,752       55,558       31,982        2,208        5,655

----------
(1) Consolidated balance sheet data and results of operations of subsidiaries acquired on September 1, 1998 under pooling of interests method is not available for certain periods. Therefore, the consolidated balance sheet data as of December 31, 1996 and 1995 and the results of operations for the year ended December 31, 1995 have not been restated.

(2) During the third quarter of 1998, the Company made certain acquisitions accounted for under the pooling of interests method. Prior to the acquisitions, the companies acquired operated as Subchapter S corporations and, accordingly, were not subject to federal income taxes. The pro forma provision for income taxes was recorded for 1998, 1997 and 1996 to present income taxes as though the consolidated operating results of the acquired companies had been subject to federal income taxes for all periods presented.

(3) During 1999, the Company acquired Aerocomm, Inc., All Star Telecom, Inc., Washington Data Systems, Inc., and Blue Ridge Solutions in transactions accounted for using the purchase method of accounting. During 1998, the Company acquired Riley Underground Communications, Inc. in a transaction accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included as of their respective acquisition dates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     We are an end-to-end solutions provider serving telecommunications industry. We deliver a broad range of solutions designed to enable, enhance and support voice, data and video communications through wired, wireless, internal and external networks. In delivering these solutions, we design, develop, install and maintain internal and external networks that support the Internet-related applications and other communications for our customers. Our services range from the design, development and installation of fiber-optic networks to wireless connectivity solutions. Our products range from proprietary wireless communications equipment to new, deinstalled and refurbished communications equipment from a variety of manufacturers. We deliver our products and services through three operating segments: infrastructure development, wireless technologies and equipment distribution.

     The Company derives a substantial portion of its revenue through contracts accounted for under the percentage of completion method whereby revenue is recognized based on the ratio of contract costs incurred to total estimated contract costs. As a result, gross margins can increase or decrease based upon changes in estimates during individual contracts.

RESULTS OF OPERATIONS

     During 1999, we made several strategic acquisitions to enhance our service capabilities and broaden our geographic coverage as an end-to-end solutions provider. None of the acquisitions were material individually or in the aggregate. Details of these transactions can be found in the accompanying Consolidated Financial Statements.

     Our operating results for 1997 and 1998 were significantly impacted by the acquisition of Southern Communications on October 1, 1997, as explained in the Unaudited Pro Forma Condensed Consolidated Statements of Operations included in the accompanying Consolidated Financial Statements. The following table summarizes the results of operations for the three years ended December 31, 1999, 1998 and 1997 and includes a pro forma presentation of the results of operations for the year ended December 31, 1997 which assumes that we had acquired Southern Communications on January 1, 1997.

                                                                                             Pro Forma(1)
                                      1999(3)             1998(3)            1997               1997
                                -----------------   -----------------   ----------------   ----------------
Revenues                        $ 170,400   100.0%  $ 104,976   100.0%  $ 57,266   100.0%  $ 65,753   100.0%
Cost of revenues                  126,659    74.3%     70,097    66.8%    40,434    70.6%    43,190    65.7%
                                ---------   -----   ---------   -----   --------   -----   --------   -----
Gross margin                       43,741    25.7%     34,879    33.2%    16,832    29.4%    22,563    34.3%
General and administrative         29,098    17.1%     16,936    16.1%    12,264    21.4%    14,118    21.5%
                                ---------   -----   ---------   -----   --------   -----   --------   -----
Income from operations             14,643     8.6%     17,943    17.1%     4,568     8.0%     8,445    12.8%
Other income (expense), net        (2,518)   -1.5%       (750)   -0.7%     1,464     2.5%     1,278     2.0%
Non-recurring acquisition
  expenses                             --     0.0%       (890)   -0.9%        --     0.0%        --     0.0%
                                ---------   -----   ---------   -----   --------   -----   --------   -----
Income before provision
  for taxes                        12,125     7.1%     16,303    15.5%     6,032    10.5%     9,723    14.8%
Provision for income taxes         (4,366)   -2.6%     (4,899)   -4.7%       346     0.6%    (1,650)   -2.5%
                                ---------   -----   ---------   -----   --------   -----   --------   -----
Net income                          7,759     4.5%     11,404    10.8%     6,378    11.1%     8,073    12.3%
Preferred stock dividends              (4)    0.0%        (48)    0.0%      (173)   -0.3%      (173)   -0.3%
                                ---------   -----   ---------   -----   --------   -----   --------   -----
Net income available to
  common stockholders               7,755     4.5%     11,356    10.8%     6,205    10.8%     7,900    12.0%
Pro forma provision for
  income taxes (2)                     --     0.0%     (1,268)   -1.2%    (1,456)   -2.5%    (1,456)   -2.2%
                                ---------   -----   ---------   -----   --------   -----   --------   -----
Net income after pro forma
  provision for income taxes    $   7,755     4.5%  $  10,088     9.6%  $  4,749     8.3%  $  6,444     9.8%
                                =========   =====   =========   =====   ========   =====   ========   =====

----------
(1) The pro forma results include the results of operations of Southern Communications for the period from January 1, 1997 through September 30, 1997 as well as pro forma adjustments to goodwill amortization, interest expense and income taxes.

(2) During the third quarter of 1998, the Company made certain acquisitions accounted for under the pooling of interests method. Prior to the acquisitions, the companies acquired operated as Subchapter S corporations and, accordingly, were not subject to federal income taxes. The pro forma provision for income taxes was recorded for 1998 and 1997 to present income taxes as though the consolidated operating results of the acquired companies had been subject to federal income taxes for all periods presented.

(3) During 1999, the Company acquired Aerocomm, Inc., All Star Telecom, Inc., Washington Data Systems, Inc., and Blue Ridge Solutions in transactions accounted for using the purchase method of accounting. During 1998, the Company acquired Riley Underground Communications, Inc. in a transaction accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included as of their respective acquisition dates.

     For the purpose of the management's discussion of the results of operations, the pro forma results of operations for the year ended December 31, 1997 are used for comparative purposes as it provides for a more meaningful presentation.

1999 COMPARED TO 1998

     REVENUES. Revenues for 1999 increased $65.4 million, or 62%, to $170.4 million as compared to $105.0 million in 1998. The increase was due primarily to revenue growth of $70.9 million in the infrastructure development segment during 1999. The increase was the result of revenue growth from existing subsidiaries as well as incremental revenues from acquisitions made during the year. Also contributing to the overall increase in our revenues was the addition of the wireless technologies segment during the first quarter of 1999 which contributed revenues of $3.2 million in 1999. Partially offsetting revenue growth in the infrastructure and wireless segments was a decrease in revenues of $8.6 million in the equipment distribution segment in 1999 as compared to 1998.

     GROSS MARGIN. Gross margin for 1999 increased $8.8 million, or 25%, to $43.7 million as compared to $34.9 million in 1998. The increases were primarily the result of increased revenue volume in the infrastructure and wireless segments, partially offset by a decrease in revenue volume and sales prices in the equipment distribution segment.

     Gross margin, as a percentage of revenues, decreased 7% to 26% in 1999 as compared to 33% in 1998. The decrease was primarily due to declines in the gross margins within the equipment distribution segment, offset by increases in the infrastructure development segment. Gross margin in the equipment distribution segment, as a percentage of revenues, in 1999 was 32% as compared to 53% in 1998. Current year margins have declined as compared to the prior year due to changes in prevailing market conditions. During the fourth quarter of 1998, we successfully sold approximately $3.2 million of older inventory which had previously been written down. This older inventory was sold at prices in excess of its adjusted net realizable value resulting in a non-recurring higher than normal gross profit. The same market conditions did not exist during 1999, and as such, we did not sell any of the old inventory and did not achieve the same margins in the current year as in the prior year. Having made no sales of this old inventory during 1999, no significant adjustments to the reserve for obsolescence were made. Gross margin, as a percentage of revenues, in the infrastructure development segment increased 3% to 24% in 1999 as compared to 21% in 1998 primarily due to improved operating efficiencies and contract execution.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1999 increased $12.2 million, or 72%, to $29.1 million as compared to $16.9 million in 1998. The increase was primarily due to internal growth of existing subsidiaries, incremental costs associated with acquisitions made during 1999 and management additions made during 1999 to support our continued growth. General and administrative expenses, as a percentage of revenues, was 17% in 1999 as compared to 16% in 1998.

     OTHER INCOME (EXPENSE). Other expenses for 1999 increased $1.8 million, or 236%, to $2.5 million as compared to $750,000 in 1998. The increases are primarily due to interest expense on our credit facilities. Borrowing activity increased during 1999 due to the acquisition of several subsidiaries through purchase agreements consisting of all cash or cash and common stock terms as well as the acquisition of operating equipment to support revenue growth in the infrastructure development segment. Partially offsetting the increase in interest expense was an increase in interest and other income of $475,000 due to interest earned on deposited funds and realized gains on short-term liquid investments.

     NON-RECURRING ACQUISITION COSTS. Non-recurring acquisition costs were attributable to certain acquisitions made during the third quarter of 1998 accounted for under the pooling of interests method.

     PROVISION FOR INCOME TAXES. Income tax expense for 1999 decreased $533,000, or 10.9%, to $4.4 million as compared to $4.9 million in 1998. The provision for income taxes decreased due to lower taxable earnings, partially offset by a lower effective tax rate in 1998 due to certain acquisitions accounted for under the pooling of interests method in the third quarter of 1998. Prior to the acquisitions, the companies acquired operated as Subchapter S corporations and, accordingly, were not subject to federal income taxes. A pro forma provision for income taxes was recorded for 1998 to present income taxes as though the consolidated operating results of the acquired companies had been subject to federal income taxes for all periods presented.

     NET INCOME. Net income attributable to common stockholders before the pro forma provision for income taxes for 1999 decreased $3.6 million, or 32%, to $7.8 million, or $0.28 and $0.26 per basic and diluted share, as compared to $11.4 million, or $0.48 and $0.43 per basic and diluted share, in 1998. Net income attributable to common stockholders after the pro forma provision for income taxes for 1999 decreased $2.3 million, or 23%, to $7.8 million, or $0.28 and $0.26 per basic and diluted share, as compared to $10.1 million, or $0.43 and $0.38 per basic and diluted share, in 1998.

1998 COMPARED TO ACTUAL 1997

     REVENUES. Consolidated revenues increased $47.7 million to $105.0 million in 1998 from $57.3 million in 1997, an 83% increase. The major reason for the overall increase was greater contract activity in our infrastructure development segment. Revenues in this segment increased $27.9 million from 1997 to 1998. In addition, revenues increased in our Equipment Distribution segment by $16.7 million during the same period of which $5.6 million is attributable to an acquired subsidiary which completed its first full year of operations in 1998.

     GROSS MARGIN. We had a consolidated gross profit of $34.9 million for 1998 compared with a gross profit of $16.8 million in 1997, an increase of $18.1 million or 107%. Of this increase, $7.6 million is due primarily to volume increases in our equipment distribution segment, a 56% improvement over 1997, while our infrastructure development segment accounted for an increase of $4.5 million, a 63% increase primarily due to an increase in volume. Consolidated gross margins remained consistent on a year-to-year comparison.

     During  the  fourth   quarter  of  1998,  we   implemented  a  strategy  to
significantly reduce the amount of old inventory held by the equipment distribution segment. Through the acquisition of Diversitec on September 1, 1998, the Company gained the ability to cross-sell inventory items to a broader customer base between the subsidiaries within the equipment distribution segment. As a result, we leveraged this opportunity to liquidate older inventory and to reduce storage needs for slower moving products. Through these new distribution channels, we were able to sell much of the old inventory that had been previously written down at prices higher than their adjusted net realizable value which resulted in a higher than normal gross profit for the equipment distribution segment in the fourth quarter of 1998. During this period, we sold old inventory with an original cost basis of approximately $3.3 million. Of this inventory, Diversitec sold approximately $2.6 million, which had previously been completely written down, for approximately $1.9 million. There were no sales of the old inventory, and correspondingly, no adjustment in the inventory reserves of the old inventory during the first three quarters of 1998. As a result, gross profit in the fourth quarter of 1998 increased by approximately $1.9 million. Due to the concentrated effort in the fourth quarter to sell old inventory, Diversitec only sold approximately $200,000 of non-reserved inventory during the same period.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $12.2 million in 1997 to $16.9 million in 1998. In 1997 general and administrative expenses were 21% of gross revenues. This percentage decreased to 16% of gross revenues in 1998. Management continues to streamline overhead costs, while increasing productivity and margins.

     OTHER INCOME (EXPENSE). Other income and expense decreased from other income of $1.5 million in 1997 to other expense of ($750,000) in 1998. This change of $2.3 million is comprised primarily of $1,500,000 keyman life insurance proceeds recorded in 1997 and $600,000 of additional interest expense recorded in 1998.

     NON-RECURRING ACQUISITION COSTS. Non-recurring acquisition costs were attributable to certain acquisitions made during the third quarter of 1998 accounted for under the pooling of interests method.

     PROVISION FOR INCOME TAXES. In 1998, we incurred federal and state income taxes of $4.9 million as compared to a 1997 federal and state income tax benefit of $346,000 a 1,516% increase. Income taxes in 1998 represent 30% of pretax income as compared to (6%) of pretax income in 1997. The effective tax rates in 1998 and 1997 were affected by certain acquisitions during the year and usage of net operating losses and deferred assets.

     NET INCOME. Net income attributable to common stockholders in 1998 was $11.4 million compared with $6.2 million in 1997, an increase of $5.2 million or 83%. The increase is primarily due to the increase in revenues and gross margins between the comparable periods.

1998 COMPARED TO PRO FORMA 1997

     REVENUES. Consolidated revenues increased $39.2 million to $105.0 million in 1998 from $65.8 million in 1997, a 60% increase. The major reason for the overall increase was greater contract activity in our infrastructure development segment. Revenues in this segment increased $28.9 million from 1997 to 1998. In addition, revenues increased in our equipment distribution segment by $8.2 million during the same period of which $5.6 million is attributable to an acquired subsidiary which completed its first full year of operations in 1998.

     GROSS MARGIN. We had a consolidated gross profit of $34.9 million for 1998 compared with a gross profit of $22.6 million in 1997, an increase of $12.3 million,  or 55%. Of this  increase,  $7.6  million is due to  increases  in our equipment distribution segment, a 56% improvement over 1997, while our infrastructure development segment accounted for an increase of $4.5 million, a 63% increase. Consolidated gross margins remained consistent on a year-to-year comparison.

     During  the  fourth   quarter  of  1998,  we   implemented  a  strategy  to
significantly reduce the amount of old inventory held by the equipment distribution segment. Through the acquisition of Diversitec on September 1, 1998, the Company gained the ability to cross-sell inventory items to a broader customer base between the subsidiaries within the equipment distribution segment. As a result, we leveraged this opportunity to liquidate older inventory and to reduce the storage needs for slower moving products. Through these new distribution channels, we were able to sell much of the old inventory that had been previously written down at prices higher than their adjusted net realizable value which resulted in a higher than normal gross profit for the equipment distribution segment in the fourth quarter of 1998. During this period, we sold old inventory with an original cost basis of approximately $3.3 million. Of this inventory, Diversitec sold approximately $2.6 million, which had previously been completely written down, for approximately $1.9 million. As a result, gross profit in the fourth quarter of 1998 increased by approximately $1.9 million. There were no sales of the old inventory, and correspondingly, no adjustment to the inventory reserves, during the first three quarters of 1998. Due to the concentrated effort in the fourth quarter to sell old inventory, Diversitec only sold approximately $300,000 of non-reserved inventory during the same period.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $14.1 million in 1997 to $16.9 million in 1998. In 1997, general and administrative expenses were 22% of gross revenues. This percentage decreased to 16% of gross revenues in 1998. Management continues to streamline overhead costs, while increasing productivity and margins.

     OTHER INCOME (EXPENSE). Other income and expense decreased from other income of $1.5 million in 1997 to other expense of ($750,000) in 1998. This change of approximately $2.2 million is comprised primarily of $1,500,000 keyman life insurance proceeds recorded in 1997 and $600,000 of additional interest expense recorded in 1998.

     NON-RECURRING ACQUISITION COSTS. Non-recurring acquisition costs were attributable to certain acquisitions made during the third quarter of 1998 accounted for under the pooling of interests method.

     PROVISION FOR INCOME TAXES. In 1998, we incurred federal and state income taxes of $4.9 million as compared to 1997 pro forma taxes of $1.1 million, a 345% increase. Income taxes in 1998 represent 30% of pretax income as compared to 17% of pretax income in 1997. The effective tax rates in 1998 and 1997 were affected by certain acquisitions accounted for under the pooling of interests method in the third quarter of 1998. Prior to the acquisitions, the companies acquired operated as Subchapter S corporations and, accordingly, were not subject to federal income taxes. A pro forma provision for income taxes was recorded for 1998 and 1997 to present income taxes as though the consolidated operating results of the acquired companies had been subject to federal income taxes for all periods presented.

     NET INCOME. Net income attributable to common stockholders in 1998 was $11.4 million compared with $7.9 million in 1997, on a pro forma basis. Net income attributable to common stockholders after the pro forma provision for income taxes increased $3.6 million, or 57%, to $10.1 million as compared to $6.4 million in 1997, on a pro forma basis. The increase is primarily due to the increase in revenues and gross margins between the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital needs consist primarily of equipment needed to support revenue growth and working capital needed for general corporate purposes, including strategic acquisitions. We have historically financed operations through a combination of lines of credit, and debt and equity offerings. Our liquidity is impacted, to a large degree, by the nature of billing provisions under our installation and service contracts. Generally, in the early periods of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and related accrued profits.

     During 1999, net cash used in operations totaled $16.4 million as compared to $3.4 million in 1998. Cash sources from operations during the period totaled $14.3 million and consisted primarily of net income of $7.8 million, depreciation and amortization totaling $5.9 million and an increase in accounts payable of $623,000. Operating assets and liabilities used operating cash flow of $30.7 million, primarily due to increases in accounts receivable, inventory, costs and estimated earnings in excess of billings and other assets and decreases in other assets, accrued expenses and income taxes.

     Cash used in investing activities in 1999 totaled $15.6 million, which consisted primarily of equipment purchases totaling $3.5 million and cash used in business acquisitions totaling $12.1 million. During 1999, we acquired an additional $10.0 million in equipment through capital lease financing arrangements. During 1999, financing activities generated approximately $30.4 million, which consisted primarily of net borrowings under our credit facilities totaling $30.6 million, proceeds from warrant and stock option exercises totaling $3.1 million and proceeds from stock purchased under the Employee Stock Purchase Plan totaling $1.2 million, partially offset by scheduled principal payments on long-term debt totaling $4.5 million.

     As of December 31, 1999, we had a cash balance of $3.2 million and additional working capital of $34.5 million. Additionally, at December 31, 1999 we had a revolving line of credit with a syndication of commercial banks totaling $60 million, with an available balance of approximately $14.3 million, and a $10 million lease line of credit, which was subsequently increased to $15 million in February 2000, with an available balance of approximately $7 million. Aggregate proceeds from current working capital, funds generated through operations and current availability under existing credit facilities are considered sufficient to fund the anticipated growth in our operations for the next 12 to 18 months. We may, however, seek to obtain additional capital through additional debt or equity offerings depending primarily upon prevailing market conditions and the demand for our products and services.

     INFLATION AND SEASONALITY. We do not believe that we are significantly impacted by inflation or seasonality.

YEAR 2000 UPDATE.

     Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to the year 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties could result in a decrease in the services we provide, an increase in allocation of our and our client's resources to address Year 2000 problems without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by us or our clients due to such Year 2000 problems.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     See Notes 1 and 3 in the accompanying consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS.

     The consolidated financial statements and schedules are included herewith commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 1999.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-B.

Exhibit
Number      Description                                                Reference
------      -----------                                                ---------
2.1         Stock Purchase Agreement between the Registrant
            and Concepts in Communication, Inc., dated as of
            October 31, 1996.                                             (1)

2.2         Stock Purchase Agreement between the Registrant
            and Compass Communications, Inc., dated as of
            October 1, 1998                                               (2)

2.3         Asset Purchase and Sale Agreement between the
            Registrant, SCP Acquisition Corp., Southern
            Communications Products, Inc., Wallace E. Sapp
            and Edna M. Sapp, dated as of August 25, 1998.                (2)

2.4         Stock Purchase Agreement  between the Registrant
            and United Tech, Inc., dated as of September 1, 1998.         (3)

2.5         Stock Purchase  Agreement  between the Registrant
            and Diversitec, Inc., dated as of September 1, 1998.          (3)

3.1         Restated Articles of Incorporation of Registrant,
            dated October 21, 1981                                        (4)

3.2         Amendment to Articles of Incorporation of Registrant,
            dated April 18, 1986                                          (4)

3.3         Amendment to Articles of Incorporation of Registrant,
            dated May 20, 1987                                            (4)

3.4         Amendment to Articles of Incorporation of Registrant,
            dated  February 4, 1988                                       (4)

3.5         Amendment to Articles of Incorporation of Registrant,
            dated August 15, 1991                                         (4)

3.6         Amendment to Articles of Incorporation of Registrant,
            dated June 3, 1994                                            (4)

3.7         Amended, Revised, and Restated Bylaws of Registrant,          (4)

4.1         Form of Common Stock Certificate                              (4)

10.1        1998 Stock Option Plan                                        (5)

10.2        1998 Restricted Stock Plan                                    (5)

10.3        1994 Incentive Stock Option Plan                              (6)

10.4        1994 Restricted Stock Plan                                    (6)

21.1        List of Subsidiaries of the Registrant                        *

23.1        Consent of Semple & Cooper                                    *

23.2        Consent of BDO Seidman, LLP                                   *

27.1        Financial Data Schedule                                       *

----------
*    Filed herewith

(1)  Filed with Current Report on Form 8-K, dated February 13, 1997.

(2)  Filed with Current Report on Form 8-K, dated December 1, 1997.

(3)  Filed with Current Report on Form 8-K, dated September 16, 1998.

(4) Filed with Registration Statement on Form SB-2, No. 33-79730, which became effective August 12, 1994.

(5)  Filed with 1997 Notice and Proxy Statement, dated June 25, 1997.

(6) Filed with annual report on Form 10-KSB for the year ended December 31, 1996.

     (b)  CURRENT REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL FIBERCOM, INC.


                                    By /s/ Joseph P. Kealy
                                       -------------------------------------
Dated: March 15, 2000                  Joseph P. Kealy, Chairman of the Board,
                                       President and Principal Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                            Date
-------------------                                            ----

/s/ Joseph P. Kealy                                        March 15, 2000
---------------------------------------
Joseph P. Kealy, Chairman of the Board,
President, Principal Executive Officer
and Director


/s/ Terry W. Beiriger                                      March 15, 2000
---------------------------------------
Terry W. Beiriger, Principal Financial
Officer, Treasurer and Secretary


/s/ C. James Jensen                                        March 15, 2000
---------------------------------------
C. James Jensen, Director


/s/ John F. Kealy                                          March 15, 2000
---------------------------------------
John F. Kealy, Director


/s/ Jerry A. Kleven                                        March 15, 2000
---------------------------------------
Jerry A. Kleven, Director


/s/ John P. Morbeck                                        March 15, 2000
---------------------------------------
John P. Morbeck, Director


/s/ Richard J. Seminoff                                    March 15, 2000
---------------------------------------
Richard J. Seminoff, Director


/s/ V. Thompson Brown, Jr.                                 March 15, 2000
---------------------------------------
V. Thompson Brown, Jr., Director


/s/ John P. Stephens                                       March 15, 2000
---------------------------------------
John P. Stephens, Director

                          INTERNATIONAL FIBERCOM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Reports of Independent Accountants                                          F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                F-4

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997                                          F-5

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1999, 1998 and 1997                                    F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                                          F-8

Notes to Consolidated Financial Statements                                  F-10

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT




To the Board of Directors
and Stockholders of
International FiberCom, Inc.

We have audited the  accompanying  consolidated  balance sheet of  International
FiberCom, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International FiberCom, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the two years ended December 31, 1999, in conformity with generally accepted accounting principles.


                                           /s/ BDO SEIDMAN, LLP


Los Angeles, California
March 10, 2000

                         INDEPENDENT ACCOUNTANTS' REPORT


To The Stockholders and Board of Directors of
International FiberCom, Inc. and Subsidiaries


We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity, and cash flows of International FiberCom, Inc. and Subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Semple & Cooper, LLP

Semple & Cooper, LLP
Certified Public Accountants

March 13, 1998

                          INTERNATIONAL FIBERCOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    ------------   ------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                          $  3,182,408   $  4,789,547
 Accounts receivable, net                             48,325,259     22,602,042
 Cost and estimated earnings in excess of billings    19,638,209      5,191,428
 Inventory, net                                       18,722,334     16,946,143
 Other current assets                                  2,625,500        262,426
 Deferred tax asset                                    1,961,894        863,000
                                                    ------------   ------------
   Total current assets                               94,455,604     50,654,586

Property and equipment, net                           24,599,623     10,042,072
Goodwill, net                                         40,398,981     22,855,531
Other                                                  1,421,356      1,062,200
                                                    ------------   ------------
Total assets                                        $160,875,564   $ 84,614,389
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable                   $ 29,656,260   $  6,410,568
 Current portion of capital lease obligations          2,278,304        515,386
 Current portion of notes payable to related parties     925,911      2,029,287
 Accounts payable                                     16,011,676      9,464,558
 Accrued expenses                                      4,401,285      2,252,307
 Billings in excess of costs and estimated earnings    3,512,562        449,205
 Income taxes payable                                         --      3,036,621
                                                    ------------   ------------
   Total current liabilities                          56,785,998     24,157,932

Notes payable                                         19,510,373      2,117,522
Capital lease obligations                              6,960,768        807,590
Notes payable to related parties                         146,776      1,151,196
Deferred tax liability                                 1,720,146        822,327
                                                    ------------   ------------
Total liabilities                                     85,124,061     29,056,567
                                                    ------------   ------------
Commitments and Contingencies (Note 6)
Stockholders' equity:
 Series C 4% convertible preferred stock, no par
  value, 1,000 shares authorized; 400 shares
  issued and outstanding at December 31, 1998                 --        306,665
 Common Stock, no par value, 100,000,000 shares
  authorized; 29,112,194 shares issued and
  28,906,505 shares outstanding at December 31,
  1999; 26,614,018 shares issued and 26,408,329
  shares outstanding at December 31, 1998             60,106,750     47,361,495
Additional paid-in capital                             2,581,149      2,581,149
Retained earnings                                     13,893,691      6,138,600
                                                    ------------   ------------
                                                      76,581,590     56,387,909
Less: Treasury Stock, 205,689 shares, at cost           (830,087)      (830,087)
                                                    ------------   ------------
Total stockholders' equity                            75,751,503     55,557,822
                                                    ------------   ------------
Total liabilities and stockholders' equity          $160,875,564   $ 84,614,389
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                        For the Year Ended December 31,
                                                 --------------------------------------------
                                                     1999             1998             1997
                                                 ------------    ------------    ------------
Revenues                                         $170,399,742    $104,975,995    $ 57,265,806
Cost of revenues                                  126,658,957      70,096,670      40,433,795
                                                 ------------    ------------    ------------
Gross margin                                       43,740,785      34,879,325      16,832,011
General and administrative                         29,098,379      16,936,223      12,264,470
                                                 ------------    ------------    ------------
Income from operations                             14,642,406      17,943,102       4,567,541
Other income (expense):
    Interest income                                   332,197         163,822          50,249
    Interest expense                               (3,221,807)       (979,421)       (377,617)
    Other                                             372,229          65,317       1,792,157
                                                 ------------    ------------    ------------
Income before non-recurring acquisition
    costs and provision for income taxes           12,125,025      17,192,820       6,032,330
Non-recurring acquisition costs                            --        (890,000)             --
                                                 ------------    ------------    ------------
Income before provision for income taxes           12,125,025      16,302,820       6,032,330
(Provision) benefit for income taxes               (4,365,934)     (4,899,497)        346,319
                                                 ------------    ------------    ------------
Net income                                       $  7,759,091    $ 11,403,323    $  6,378,649
                                                 ------------    ------------    ------------
Preferred stock dividend                               (4,000)        (47,722)       (173,447)
                                                 ------------    ------------    ------------
Net income attributable to common stockholders
    before proforma provision for income taxes      7,755,091      11,355,601       6,205,202
Proforma provision for income taxes                        --      (1,267,847)     (1,456,218)
                                                 ------------    ------------    ------------
Net income attributable to common stockholders
    after proforma provision for income taxes    $  7,755,091    $ 10,087,754    $  4,748,984
                                                 ============    ============    ============
Earnings per common share:
    Basic                                        $       0.28    $       0.48    $       0.53
    Diluted                                      $       0.26    $       0.43    $       0.35

Proforma earnings per common share:
    Basic                                        $       0.28    $       0.43    $       0.41
    Diluted                                      $       0.26    $       0.38    $       0.27

Shares used in computation:
    Basic                                          28,030,988      23,508,749      11,711,024
    Diluted                                        29,817,638      27,175,763      18,579,836

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                     Preferred Stock                 Common Stock
                                          -----------------------------------   ------------------------
                                           Series A      Series B    Series C     Shares       Amount
                                          -----------   ----------   --------   ----------   -----------
Balance January 1, 1997 as
  previously reported                     $ 1,680,997   $       --   $     --    6,864,387   $ 8,559,247
Adjustments in connection
  with poolings of interest                                                      3,254,000         1,513
                                          -----------   ----------   --------   ----------   -----------
Balance January 1, 1997 as restated         1,680,997           --         --   10,118,387     8,560,760
Issuance of 3,500 shares of Series B
   Preferred, net of costs                               2,706,302
Issuance of 1,000 shares of Series C
   Preferred, net of costs                                            766,662
Common stock issued in connection
   with acquisitions                                                             2,231,661     6,200,000
Common stock issued as payment of debt                                             123,212       253,207
Common stock issued in private
   placements, net of costs                                                      2,850,000    11,605,513
Warrants and options issued for services
   rendered
Series A Preferred Stock Conversion        (1,680,997)                           2,126,463     1,680,997
Series B Preferred Stock Conversion                     (1,579,465)              1,323,242     1,579,465
Conversion of 8% convertible debentures                                            720,000       900,000
Employee stock option exercises                                                     30,145        37,413
Common Stock purchased under ESPP                                                  104,036       280,929
Other Common Stock issuances                                                       187,456     1,119,000
S-corporation shareholder distribution
   and stock redemption
Preferred Stock dividend                                                            72,247       173,447
Net income
                                          -----------   ----------   --------   ----------   -----------
Balance December 31, 1997                          --    1,126,837    766,662   19,886,849    32,390,731

                                            Additional      Retained     Treasury
                                          Paid-in Capital   Earnings       Stock        Totals
                                             ---------    ------------   ----------   -----------
Balance January 1, 1997 as
  previously reported                        $ 947,729    $ (7,853,875)  $ (668,017)  $ 2,666,081
Adjustments in connection
  with poolings of interest                                    837,442                    838,955
                                             ---------    ------------   ----------   -----------
Balance January 1, 1997 as restated            947,729      (7,016,433)    (668,017)    3,505,036
Issuance of 3,500 shares of Series B                                                           --
   Preferred, net of costs                                                              2,706,302
Issuance of 1,000 shares of Series C                                                           --
   Preferred, net of costs                                                                766,662
Common stock issued in connection
   with acquisitions                                                                    6,200,000
Common stock issued as payment of debt                                                    253,207
Common stock issued in private
   placements, net of costs                                                            11,605,513
Warrants and options issued for services
   rendered                                  2,013,380                                  2,013,380
Series A Preferred Stock Conversion                                                            --
Series B Preferred Stock Conversion                                                            --
Conversion of 8% convertible debentures                                                   900,000
Employee stock option exercises                                                            37,413
Common Stock purchased under ESPP                                                         280,929
Other Common Stock issuances                                                            1,119,000
S-corporation shareholder distribution
   and stock redemption                                     (3,759,360)                (3,759,360)
Preferred Stock dividend                                      (173,447)                        --
Net income                                                   6,378,649                  6,378,649
                                             ---------    ------------   ----------   -----------
Balance December 31, 1997                    2,961,109      (4,570,591)    (668,017)   32,006,731

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                   Preferred Stock                    Common Stock
                                           Series A    Series B    Series C       Shares       Amount
                                           ---------   ---------   ---------    ----------  ------------
Series B Preferred Stock Conversion                    (1,126,837)                 792,046     1,126,837
Series C Preferred Stock Conversion                                 (459,997)      126,316       459,997
Conversion of 8% convertible debentures                                            480,000       600,000
Accrued interest paid in Common Stock                                                7,744        46,948
Public warrant exercises                                                         1,288,930     6,981,453
Non-employee option and warrant exercises                                        2,682,632     2,013,393
Employee stock option exercises                                                    788,745       392,150
Common Stock purchased under ESPP                                                  139,876       678,305
Common Stock issued in connection
   with acquisitions                                                                87,978       525,000
Finders fee paid in Common Stock                                                    25,131       150,000
Repurchase of Treasury Stock
Issuance of repricing shares                                                       300,000     1,948,959
S-corporation shareholder distribution
Preferred Stock dividend                                                             7,771        47,722
Net income
                                           ---------   ---------   ---------    ----------  ------------
Balance, December 31, 1998                        --          --     306,665    26,614,018    47,361,495
Conversion of Series C Preferred Stock                              (306,665)       79,840       306,665
Conversion of convertible debt                                                     182,648     1,000,000
Common Stock issued in connection

   with acquisitions                                                             1,021,271     7,132,711
Common Stock purchased under ESPP                                                  189,644     1,185,645
Exercise of Common Stock options
   and warrants                                                                  1,024,181     3,116,234
Preferred Stock Dividends                                                              592         4,000
Net income
                                           ---------   ---------   ---------    ----------  ------------
Balance, December 31, 1999                 $      --   $      --   $      --    29,112,194  $ 60,106,750
                                           =========   =========   =========    ==========  ============

                                              Additional      Retained      Treasury
                                           Paid-in Capital   Earnings        Stock        Totals
                                             -----------   ------------   ----------   ------------
Series B Preferred Stock Conversion                                                              --
Series C Preferred Stock Conversion                                                              --
Conversion of 8% convertible debentures                                                     600,000
Accrued interest paid in Common Stock                                                        46,948
Public warrant exercises                        (379,960)                                 6,601,493
Non-employee option and warrant exercises                                                 2,013,393
Employee stock option exercises                                                             392,150
Common Stock purchased under ESPP                                                           678,305
Common Stock issued in connection
   with acquisitions                                                                        525,000
Finders fee paid in Common Stock                                                            150,000
Repurchase of Treasury Stock                                               (162,070)       (162,070)
Issuance of repricing shares                                                              1,948,959
S-corporation shareholder distribution                         (646,410)                   (646,410)
Preferred Stock dividend                                        (47,722)                         --
Net income                                                   11,403,323                  11,403,323
                                             -----------   ------------   ----------   ------------
Balance, December 31, 1998                     2,581,149      6,138,600    (830,087)     55,557,822
Conversion of Series C Preferred Stock                                                           --
Conversion of convertible debt                                                            1,000,000
Common Stock issued in connection

   with acquisitions                                                                      7,132,711
Common Stock purchased under ESPP                                                         1,185,645
Exercise of Common Stock options
   and warrants                                                                           3,116,234
Preferred Stock Dividends                                        (4,000)
Net income                                                    7,759,091                   7,759,091
                                             -----------   ------------   ----------   ------------
Balance, December 31, 1999                   $ 2,581,149   $ 13,893,691   $ (830,087)  $ 75,751,503
                                             ===========   ============   ==========   ============

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Year Ended December 31,
                                                             --------------------------------------------
                                                                 1999            1998            1997
                                                             ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                $  7,759,091    $ 11,403,323    $  6,378,649
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                              5,893,134       3,093,711       1,659,521
     Loss (gain) on disposal of assets                             27,441          (7,154)       (181,999)
     Acquisition fees paid in Common Stock                             --         150,000              --
     Provision for bad debts                                       47,341          94,382         172,486
     Provision for obsolete inventory                              12,000      (3,263,000)             --
     Changes in assets and liabilities
       net of business acquisitions:
       Increase in accounts receivable                        (13,977,674)    (13,144,805)     (4,773,163)
       Increase in costs and estimated earnings
         in excess of billings, net                            (9,557,327)     (2,420,530)     (2,443,498)
       Increase in inventory                                   (1,600,068)     (7,535,342)     (4,782,063)
       Increase in other current assets                          (284,951)       (142,806)        (56,708)
       (Increase) decrease in deferred taxes, net                (602,422)         54,071         (94,744)
       (Increase) decrease in other assets                       (278,712)       (486,069)      1,229,853
       Increase (decrease) in accounts payable                    623,356       4,775,914       1,157,846
       Increase (decrease) in accrued expenses                 (1,412,274)      1,080,653         640,140
       Increase (decrease) in income taxes payable             (3,062,779)      2,912,952         113,188
                                                             ------------    ------------    ------------
         Net cash used in operating activities                (16,413,844)     (3,434,700)       (980,492)
                                                             ------------    ------------    ------------
Cash flows from investing activities:
   Acquistion of property and equipment                        (3,501,867)     (1,404,476)       (709,609)
   Cash payments made in business acquisitions                (12,119,783)     (1,476,503)    (12,898,190)
                                                             ------------    ------------    ------------
         Net cash used in investing activities                (15,621,650)     (2,880,979)    (13,607,799)
                                                             ------------    ------------    ------------
Cash flows from financing activities:
   Net borrowings under line of credit agreement               29,626,143       3,740,328       1,063,240
   Proceeds from notes payable                                    968,979       9,533,162       5,765,218
   Proceeds from notes payable - related parties                       --         129,157      10,210,627
   Repayment of notes payable and lease obligations            (3,360,850)    (11,854,533)     (9,060,812)
   Repayment of notes payable - related parties                (1,107,796)     (2,365,301)     (3,046,793)
   Proceeds from exercise of stock options and warrants         3,116,234       8,696,713          37,413
   Proceeds from issuance of common stock to employee
     stock purchase plan                                        1,185,645         678,305         280,929
   S-Corp shareholder distribution                                     --        (646,410)     (1,449,000)
   Purchase of treasury stock                                          --        (162,070)     (2,310,360)
   Proceeds from private offerings, net                                --              --       3,472,924
   Proceeds from sale of common stock                                  --              --      12,725,227
                                                             ------------    ------------    ------------
         Net cash provided by financing activities             30,428,355       7,749,351      17,688,613
                                                             ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents           (1,607,139)      1,433,672       3,100,322
Cash and cash equivalents, beginning of period                  4,789,547       3,355,875         255,553
                                                             ------------    ------------    ------------
Cash and cash equivalents, end of period                     $  3,182,408    $  4,789,547    $  3,355,875
                                                             ============    ============    ============

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS cont'd


                                                                   For the Year Ended December 31,
                                                             --------------------------------------------
                                                                 1999            1998            1997
                                                             ------------    ------------    ------------
Supplemental cash flow disclosures:
   Cash paid during the year for interest                    $  3,049,082    $    838,833    $  1,731,000
   Cash paid during the year for income taxes                   7,576,407         485,206          99,461
Supplemental disclosure of non-cash transactions:
   Common Stock issued in business acquisitions                 7,132,711         525,000       6,200,000
   Conversion of convertible debt                               1,000,000         600,000       1,153,207
   Conversion of Series A Preferred Stock                              --              --       1,680,997
   Conversion of Series B Preferred Stock                              --       1,126,837       1,579,465
   Conversion of Series C Preferred Stock                         306,665         459,997              --
   Preferred Stock dividends paid in Common Stock                   4,000          47,722         173,447
   Accrued interest paid in Common Stock                               --          46,948              --
   Accrued offering costs paid in Common Stock                         --         310,323       2,013,380
   Issuance of additional shares of Common Stock relating to
     1997 private placement                                            --       1,948,959              --
   Property and equipment acquired through notes payable
     and capital lease obligations                             10,012,089       4,714,216       2,273,066

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

International FiberCom, Inc., a C Corporation incorporated in Arizona on December 29, 1972, offers a wide range of services to the communications marketplace throughout the United States through three principle operating segments: infrastructure development, equipment distribution, and wireless technologies. Infrastructure development services include design and engineering services, installation, integration and maintenance of underground and aerial fiber optic, copper and broadband, as well as wireless, communications systems and integrated local and wide area networks. Equipment distribution services include the sale of new, deinstalled and refurbished communications equipment used in the digital access, switching and transport systems of telecommunications service providers and other Fortune 500 companies. Wireless technologies services include the design, manufacture and installation of proprietary wireless connectivity solutions designed to enable and enhance wireless communications, in both fixed and mobile applications.

PRINCIPLES OF CONSOLIDATION

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.

RECLASSIFICATIONS

Certain balances as of December 31, 1998 and 1997 and the years then ended have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from the sale of telecommunications equipment is recognized upon shipment. Revenue from related services is recognized as the services are performed.

Revenues from fixed-price and modified fixed-price contracts are recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. Contract costs include, among other things, direct labor, field labor, subcontracting, direct materials and direct overhead. Project losses are provided for in their entirety in the period in which such losses are determined. As contracts can extend over one or more accounting periods, revisions in costs and estimated earnings during the course of the work are reflected during the accounting period in which the facts that require such revisions become known. The length of the Company's contracts vary, but are typically less than one year. Therefore, assets and liabilities are classified as current and non-current based on a one year operating cycle.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments purchased with an initial maturity of three months or less.

ACCOUNTS RECEIVABLE

Contract billings represent the amounts billed but uncollected on completed and in-progress contracts, as well as standard trade receivables. Unbilled accounts receivable represents amounts due from customers on completed contracts not yet billed.

INVENTORY

Inventories are stated at the lower of cost or market, cost being determined using the first-in first-out or average cost methods, and consist primarily of new, deinstalled and refurbished telecommunications equipment. The Company periodically reviews, for all reporting periods, its inventory and makes adequate provisions for damaged or obsolete inventory.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONT'D

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets utilizing straight-line and accelerated methods. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. The estimated useful lives are as follows:

     Construction equipment                                     5 - 7 years
     Vehicles                                                   3 - 5 years
     Buildings                                                28 - 40 years
     Office furniture and equipment                            5 - 10 years
     Software                                                   3 - 7 years
     Leasehold improvements                                    5 - 40 years

Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. The Company periodically reviews the carrying value of property and equipment and impairments, if any, will be recognized when the expected future operating cash flows derived from the assets are less than carrying value. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 totaled $3,790,666, $1,700,407 and $1,214,733, respectively.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 20 years. The Company periodically reviews the carrying value of intangible assets and impairments, if any, will be recognized when the expected future operating cash flows derived from the intangibles are less than carrying value. Amortization expense for the years ended December 31, 1999, 1998 and 1997 totaled $2,022,501, $1,140,347 and $358,412, respectively.

WARRANTIES

The Company provides warranties for products sold and services performed. The Company has had no material warranty claims to date.

INCOME TAXES

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

EARNINGS PER SHARE

Basic earnings per share amounts include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

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

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company's revenues are derived principally from contracts with companies in the telecommunications industry in the United States. The Company performs ongoing credit evaluations of its customers and maintains an allowance for probable credit losses based upon its historical experience. Additionally, the Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation. The Company had uninsured cash of approximately $3,490,922 and $6,039,133 at December 31, 1999 and 1998, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments, consisting primarily of notes payable and notes payable to related parties, approximate fair value based on current rates at which the Company could borrow funds with similar remaining maturities.

NOTE 2 - SIGNIFICANT BALANCE SHEET COMPONENTS

Significant balance sheet components consist of the following:

                                                                 December 31,
                                                         ----------------------------
                                                            1999            1998
                                                         ------------    ------------
Accounts receivable, net:
  Contract billings                                      $ 37,400,856    $ 16,832,307
  Retainage                                                 2,912,227       1,205,605
  Unbilled receivables                                        832,844         467,054
  Non-contract related accounts receivable                  8,343,574       4,363,465
                                                         ------------    ------------
                                                           49,489,501      22,868,431
  Less: allowance for doubtful accounts                    (1,164,242)       (266,389)
                                                         ------------    ------------
                                                         $ 48,325,259    $ 22,602,042
                                                         ============    ============
Costs and estimated earnings in excess of billings:
  Costs incurred on contracts in progress                $ 76,631,918    $ 25,061,595
  Estimated earnings                                       21,033,140       9,024,306
                                                         ------------    ------------
                                                           97,665,058      34,085,901
  Less: billings to date                                  (81,539,411)    (29,343,678)
                                                         ------------    ------------
                                                         $ 16,125,647    $  4,742,223
                                                         ============    ============
  Included in the accompanying consolidated balance
    sheets as follows:
    Costs and estimated earnings in excess of billings   $ 19,638,209    $  5,191,428
    Billings in excess of costs and estimated earnings     (3,512,562)       (449,205)
                                                         ------------    ------------
                                                         $ 16,125,647    $  4,742,223
                                                         ============    ============
Inventory, net:
Telecommunications equipment                             $ 19,218,888    $ 18,058,880
Cabling and equipment                                       1,222,039         847,433
Raw materials                                                 253,577              --
                                                         ------------    ------------
                                                           20,694,504      18,906,313
Less: allowance for obsolete inventory                     (1,972,170)     (1,960,170)
                                                         ------------    ------------
                                                         $ 18,722,334    $ 16,946,143
                                                         ============    ============

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT BALANCE SHEET COMPONENTS - CONT'D:

                                                           December 31,
                                                   ----------------------------
                                                       1999           1998
                                                   ------------    ------------
Property and equipment, net:
  Construction equipment                           $ 21,783,522    $ 10,363,833
  Vehicles                                            5,299,875       1,047,860
  Building and land                                   2,854,860       2,339,447
  Office furniture and equipment                      4,985,467         960,821
  Software                                            1,964,772         526,850
  Leasehold improvements                                725,289         341,312
                                                   ------------    ------------
                                                     37,613,785      15,580,123
  Less: accumulated depreciation                    (13,014,162)     (5,538,051)
                                                   ------------    ------------
                                                   $ 24,599,623    $ 10,042,072
                                                   ============    ============
Accrued expenses:
  Accrued payroll and related expenses             $  2,717,059    $  1,516,935
  Accrued sales tax                                     656,920         405,562
  Other                                               1,027,306         329,810
                                                   ------------    ------------
                                                   $  4,401,285    $  2,252,307
                                                   ============    ============
NOTE 3 - NOTES PAYABLE

Notes payable consist of the following:

                                                            December 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Equipment notes payable to financial
institutions, bearing interest at rates
from 6.9% to 14.5%, monthly principal and
interest payments from $252 to $18,056 and
quarterly principal and interest payments
of up to $150,000, due at various dates
through September 2002; collateralized by
equipment                                            $ 2,711,693    $ 3,360,680

Mortgage notes payable to a bank, bearing
interest at rates from 8.48% to 8.78%,
monthly principal and interest payments
totaling $10,334, due at various dates
through December 2006, collateralized by
deeds of trust                                           716,954        363,842

Notes payable to various banks under
revolving lines of credit, interest payable
monthly at variable rates based on prime plus
indexes of 0.25% to 2.5%, repaid in 1999                      --      4,803,568
                                                     -----------    -----------
                                                       3,428,647      8,528,090
Less: current portion                                 (1,395,762)    (6,410,568)
                                                     -----------    -----------
                                                     $ 2,032,885    $ 2,117,522
                                                     ===========    ===========

OPERATING LINE OF CREDIT

During 1999, the Company entered into a line of credit agreement with a syndication of commercial banks which provides for borrowings up to $60,000,000. Borrowings on the line of credit bear interest at prime plus 0.75% to 1.0% or LIBOR plus 1.75% to 3.5%, at the Company's discretion and based on certain financial covenants. Interest is payable monthly and outstanding principal is due upon the expiration date of the line of credit on April 30, 2001. Amounts due under the credit agreement at December 31, 1999 totaled $45,737,986.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - NOTES PAYABLE, CONT'D

Although amounts due under the credit agreement were non-current at December 31, 1999, the Company has classified amounts borrowed for working capital purposes, totaling $28,260,498, as current for balance sheet purposes. Amounts outstanding under the line of credit are collateralized by all non-real property assets of the Company. The agreement contains certain financial covenants and minimum net worth requirements, all of which the Company was in compliance with at December 31, 1999.

Future minimum payments due on notes payable and line of credit as of December 31, 1999 are as follows:

     2000                                                     $  1,395,762
     2001                                                       46,670,515
     2002                                                          550,237
     2003                                                          123,623
     2004                                                           90,660
     Thereafter                                                    335,836
                                                              ------------
                                                              $ 49,166,633
                                                              ============
NOTE 4 - INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                                                Year Ended December 31,
                                        ---------------------------------------
                                           1999          1998          1997
                                        -----------   -----------   -----------
Current income tax expense:
    Federal                             $ 3,353,196   $ 3,954,905   $   125,372
    State                                   655,923       790,777        18,437
                                        -----------   -----------   -----------
                                          4,009,119     4,745,882       143,809
                                        -----------   -----------   -----------
Deferred income tax expense (benefit):
    Federal                                 292,802       128,013      (427,292)
    State                                    64,013        25,602       (62,836)
                                        -----------   -----------   -----------
                                            356,815       153,615      (490,128)
                                        -----------   -----------   -----------
                                        $ 4,365,934   $ 4,899,497   $  (346,319)
                                        ===========   ===========   ===========

Deferred income tax assets and liabilities consist of the following:

                                                            December 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Current deferred tax assets:
    Non-deductible reserves                          $ 1,239,957    $   863,000
    Net operating loss carryforwards                     333,034             --
    Payroll related accruals                             165,888             --
    Other                                                223,015             --
                                                     -----------    -----------
                                                       1,961,894        863,000
                                                     -----------    -----------
Non-current deferred tax assets (liabilities):
    Net operationg loss carryforwards                         --        145,000
    Depreciation and amortization                     (1,720,146)      (967,327)
                                                     -----------    -----------
                                                      (1,720,146)      (822,327)
                                                     -----------    -----------
    Net deferred tax asset                           $   241,748    $    40,673
                                                     ===========    ===========

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES, CONT'D

At December 31, 1999, the Company had net federal and state net operating loss carryforwards totaling approximately $980,000 which expire at various times through 2014. Certain net operating losses were acquired in connection with acquisitions made during 1999 and, accordingly, are subject to annual utilization limits. The Company believes that it is more likely than not it will utilize available net operating loss carryforwards. Therefore, no valuation allowance has been recorded.

The income tax rate varies from amounts computed by applying the U.S. statutory rate to income before the provision for income taxes. The effective tax rate is as follows:

                                                   Year Ended December 31,
                                                   ------------------------
                                                   1999      1998      1997
                                                   ----      ----      ----
     Statutory rate                                34.0%     34.0%     34.0%
     State taxes                                    5.3%      5.0%      1.3%
     Net operating loss utilization                  --      -2.3%    -18.2%
     Research and development tax credits          -2.5%       --        --
     Subchapter S income acquired                    --      -9.0%    -22.7%
     Other                                         -0.8%      2.3%     -0.1%
                                                   ----      ----      ----
     Effective rate                                36.0%     30.0%     -5.7%


NOTE 5 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:

                                                          December 31,
                                                   --------------------------
                                                      1999           1998
                                                   -----------    -----------
Note payable to a stockholder and
  former employee of the Company,
  bearing interest at 8.5%,  monthly
  principal and interest payments of
  $86,663, due in February 2001                    $ 1,072,687    $ 2,051,326

Notes payable to former principles of
  acquired subsidiaries, bearing
  interest at rates from 5.5% to
  12%, paid in full in 1999                                 --        129,157

Convertible  notes payable to a
  stockholder, bearing interest 5.5%,
  converted into 182,648 shares of Common
  Stock at $5.475 per share during 1999                     --      1,000,000
                                                   -----------    -----------
                                                     1,072,687      3,180,483
Less: current portion                                 (925,911)    (2,029,287)
                                                   -----------    -----------
                                                   $   146,776    $ 1,151,196
                                                   ===========    ===========

COVENANT NOT TO COMPETE

During the year ended December 31, 1997, the Company commenced litigation to collect certain loans receivable totaling $386,689 from two former principles of an acquired subsidiary. The officers filed a counterclaim alleging wrongful termination. In connection with the settlement in 1998, the individuals entered into an agreement whereby the receivable was converted into a five-year covenant not to compete. Amortization expense for the years ended December 31, 1999 and 1998 totaled $79,967 and $73,588, respectively. The covenant not to compete is included in other assets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases certain facilities and equipment under non-cancelable operating leases which expire through 2006. Certain operating leases contain renewal provisions and generally require the Company to pay insurance, maintenance and other operating expenses. The Company also leases certain equipment under long-term lease arrangements which are classified as capital

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


leases. The Company has a capital lease line of credit with a financial institution whereby the Company can acquire up to $10 million in equipment with repayment terms of 3-5 years with interest at prevailing market rates. The leases terminate at various dates through December 2005. Equipment acquired under capital leases totaled $11,169,711 and $2,290,725 at December 31, 1999 and 1998, respectively.

Future minimum lease commitments under non-cancelable operating and capital leases are as follows:

                                                      Operating       Capital
                                                       Leases          Leases
                                                    ------------    -----------
2000                                                $  3,800,813    $ 2,895,065
2001                                                   3,578,995      2,871,845
2002                                                   3,099,147      2,063,659
2003                                                   1,748,511      1,910,203
2004                                                   1,083,322      1,122,704
Thereafter                                               926,067          8,219
                                                    ------------    -----------
                                                    $ 14,236,855     10,871,695
                                                    ============
Less: amount representing interest                                   (1,632,623)
                                                                    -----------
Present value of capital lease obligations                            9,239,072
Less: current portion                                                (2,278,304)
                                                                    -----------
                                                                    $ 6,960,768
                                                                    ===========

Rental expense for the years ended December 31, 1999, 1998 and 1997 totaled $3,911,816, $1,214,738 and $760,790, respectively.

CONTINGENCIES

The Company has legal proceedings incidental to its normal business activities. In the opinion of management, the outcome of the proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

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

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Series C 4% preferred shares are convertible into common stock at a price of $6.48375 per share which approximated fair value at the date of issuance. Additional shares may be issuable upon conversion based upon certain conditions. Dividends are payable on the Series C preferred at the rate of 4% per annum in shares of common stock or cash, at the option of the Company on a quarterly basis. In 1998, 600 of the 1,000 outstanding shares of Series C 4% preferred stock was converted into Common Stock. During 1999, the remaining 400 shares were converted to Common Stock.

COMMON STOCK

During 1997, the Company entered into an agreement with a non-affiliated third party whereby it can repurchase 2,700,000 shares of common stock at prices ranging from $5.25 to $6.00 per share. No shares were repurchased under the agreement which expired in 1998.

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted an Employee Stock Purchase Plan (the "Plan") for all employees meeting certain eligibility criteria. Under the plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 85% of its market value. Purchases are limited to 15% of an employee's eligible compensation, up to a maximum of $25,000 per year. An aggregate of 2,000,000 shares of the Company's common stock are authorized and available for sale to eligible employees. During the years ended December 31, 1999, 1998 and 1997, 189,644, 139,876 and 104,036 shares, respectively, were issued to employees under the Plan.

EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK PLANS

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

As of December 31, 1999, options exercisable to purchase all shares available for issuance under the 1994 Plans have been granted and options exercised to purchase 2,557,688 shares have been granted under the 1997 Plans. In addition, the Company has issued 4,722,343 options to employees and directors, not pursuant to any authorized plan.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of the status of the stock option plans for employees and directors during the years ended December 31, 1999, 1998 and 1997:

                                                                      Weighted
                                                                      Average
                                                            Number    Exercise
                                                          of Options   Price
                                                          ---------    ------

Outstanding as of January 1, 1997                           443,500    $ 1.13
    Granted                                               1,852,530      1.99
    Exercised                                               (30,145)     1.24
                                                          ---------    ------
Outstanding as of December 31, 1997                       2,265,885      1.83
    Granted                                               2,275,982      5.43
    Exercised                                              (889,540)     1.06
    Forfeited                                                   (63)     1.47
                                                          ---------    ------
Outstanding as of December 31, 1998                       3,652,264      4.23
    Granted                                               3,151,516      5.99
    Exercised                                              (552,372)     3.55
    Forfeited                                              (107,844)     4.11
                                                          ---------    ------
Outstanding as of December 31, 1999                       6,143,564    $ 5.35
                                                          =========    ======

Information relating to stock options at December 31, 1999, summarized by exercise price, is as follows:

                                   Outstanding                Exercisable
                         ------------------------------    ------------------
                                      Weighted Average       Weighted Average
                                    -------------------    ------------------
Exercise Price                      Remaining    Exercise              Exercise
  Per Share               Shares    Life (Yrs)    Price     Shares      Price
  ---------              ---------  ----------    -----    ---------    -----

$ 0.94 - $1.47             478,154     4.47       $1.15      478,154    $1.15
$ 3.00 - $4.43             535,537     4.08        3.05      522,204     3.05
$ 5.00 - $7.25           4,812,373     2.78        5.74    3,589,148     5.72
$ 7.63 - $10.00            317,500     1.99        9.72      295,000     9.85
                         ---------     ----       -----    ---------    -----
                         6,143,564     3.82       $5.35    4,884,506    $5.24
                         =========     ====       =====    =========    =====

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 1999, 1998 and 1997. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               Year Ended December 31,
                                      ------------------------------------------
                                         1999           1998            1997
                                      -----------   ------------     -----------
Net income:
    As reported                       $ 7,755,091   $ 11,355,601    $ 6,205,202
    Pro forma                           2,718,634      5,252,498      4,362,432

Earnings per share:
    Basic:
      As reported                          $ 0.28         $ 0.48         $ 0.53
      Pro forma                              0.10           0.22           0.37

    Diluted:
      As reported                          $ 0.26         $ 0.43         $ 0.35
      Pro forma                              0.09           0.20           0.20


The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997: expected life of options of 2 years, expected volatility of 57%, 82%, and 82% respectively, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 were approximately $2.18, $2.68 and $1.01, respectively.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

Prior to December 31, 1997, the Company issued non-employee options and warrants to purchase shares of Common Stock in connection with certain offerings to sell Common and Preferred Stock and in exchange for services. Warrant activity for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                                                       Weighted
                                                         Number        Average
                                                       of Options      Exercise
                                                      and Warrants      Price
                                                      ------------      -----

Outstanding as of January 1, 1997                       3,970,923       $2.80
    Granted                                             2,131,000        4.37
                                                        ---------       -----

Outstanding as of December 31, 1997                     6,101,923        3.47
    Exercised                                          (4,288,373)       2.63
    Redeemed                                               (7,440)       0.10
    Forfeited                                            (126,110)       6.80
                                                        ---------       -----

Outstanding as of December 31, 1998                     1,680,000        5.33
    Exercised                                            (480,000)       2.48
                                                        ---------       -----

Outstanding as of December 31, 1999                     1,200,000       $6.47
                                                        =========       =====

Warrants and non-employee options outstanding as of December 31, 1999 are exercisable at prices ranging from $0.94 to $8.10 and expire at various dates through April 2003. All services received in exchange for options and warrants during 1997 were related to stock offerings and, accordingly, the fair value of those services, as determined using the Black-Scholes pricing model, were netted against the proceeds of the related offerings.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EARNINGS PER SHARE

The following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                              Year Ended December 31,
                                      ---------------------------------------
                                         1999          1998           1997
                                      -----------   -----------   -----------
Numerator:
  Numerator for basic
    earnings per share -
    net income attributable
    to common stockholders
    before proforma provision
    for income taxes                  $ 7,755,091   $11,355,601   $ 6,205,202
  Interest and finance expense on
    convertible debt                       31,126       157,357       113,060
  Preferred Stock dividends                 4,000        47,722       173,447
                                      -----------   -----------   -----------
  Numerator for diluted earnings
   per share                          $ 7,790,217   $11,560,680   $ 6,491,709
                                      ===========   ===========   ===========
Proforma Numerator:
  Proforma numerator for basic
    earnings per share - net
    income attributable to common
    stockholders after proforma
    provision for income taxes        $ 7,755,091   $10,087,754   $ 4,748,984
  Interest and finance expense on
    convertible debt                       31,126       157,357       113,060
  Preferred Stock dividends                 4,000        47,722       173,447
                                      -----------   -----------   -----------
  Proforma numerator for diluted
    earnings per share                $ 7,790,217   $10,292,833   $ 5,035,491
                                      ===========   ===========   ===========
Denominator:
  Denominator for basic earnings
    per share - weighted average
    shares outstanding                 28,030,988    23,508,749    11,711,024
                                      -----------   -----------   -----------
  Effect of dilutive securities:
    Convertible preferred stock            10,943       401,001     2,426,652
    Dilutive options and warrants       1,700,146     3,039,968     3,192,845
    Convertible debt                       75,561       226,045     1,249,315
                                      -----------   -----------   -----------
  Dilutive potential common shares      1,786,650     3,667,014     6,868,812
                                      -----------   -----------   -----------
  Denominator for diluted
    earnings per share                 29,817,638    27,175,763    18,579,836
                                      ===========   ===========   ===========
Earnings per common share:
  Basic                               $      0.28   $      0.48   $      0.53
  Diluted                             $      0.26   $      0.43   $      0.35

Proforma earnings per common share:
  Basic                               $      0.28   $      0.43   $      0.41
  Diluted                             $      0.26   $      0.38   $      0.27

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Anti-dilutive options excluded from the calculation of earnings per share are summarized as follows:

                                         1999          1998           1997
                                        ------        ------         ------
Number of options                       69,610        707,000        974,868
Weighted average exercise price          $9.93         $7.63          $5.40
Expire on various dates through        8/13/2004    11/30/2002     11/30/2002

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) retirement plan (the "Plan") which covers substantially all fulltime employees. The Plan allows for participants to contribute up to 15% of eligible compensation. The Plan provides for discretionary contributions by the Company. Several of the Company's subsidiaries sponsored individual defined contribution plans prior to being acquired by the Company. Upon acquisition, the plans were merged with the Company's Plan. Certain plans required the subsidiaries to make matching contributions based upon a participant's eligible compensation, subject to certain limitations. Contributions made by the Company during the years ended December 31, 1999, 1998 and 1997 totaled $37,987, $189,104 and $285,953, respectively.

NOTE 10 - BUSINESS COMBINATIONS

During 1999, the Company completed four acquisitions which were accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the accompanying consolidated results of operations as of their respective acquisition dates. Under the purchase agreements, the Company paid both cash and stock for the acquisitions. Common stock issued in connection with the acquisitions was valued at fair market value based upon the market value of the securities over a reasonable period of time before and after the acquisition was consummated. Certain agreements included provisions for contingent consideration which is payable if certain financial targets are met over a three year period. The maximum potential contingent consideration totaled approximately $25.7 million and, to the extent earned, will be recorded as additional goodwill in future periods.

Companies acquired in 1999 are located in North America and include Aerocomm, Inc., All Star Telecom, Inc., BlueRidge Solutions and Washington Data Systems, Inc. With the exception of Aerocomm, Inc., all 1999 acquisitions provide infrastructure development services to customers in the communications industry. Aerocomm, Inc. is a developer of proprietary wireless communications products and connectivity solutions.

The following presents unaudited pro forma condensed results of operations for the year ended December 31, 1999 and 1998 assuming the acquisitions were consumated as of January 1, 1999 and 1998 respectively.

The unaudited pro forma information does not necessarily reflect the results which would have been obtained had the acquisitions occurred on January 1, 1999 or 1998 nor are they indicative of future results which may be obtained.

                                                 (unaudited)                      Pro Forma
                                International      1999 (1)      Pro Forma       Consolidated
                                FiberCom, Inc.   Acquisitions   Adjustments         Amounts
                                --------------   ------------   -----------      ------------
Year ended December 31, 1999:
Revenues                         $170,399,742    $21,017,814                     $191,417,556
Net income                          7,755,091        (41,980)     (477,752)(2)      7,235,359
Earnings per share:
  Basic                          $        .28                                    $        .26
  Diluted                        $        .26                                    $        .24
Shares used in computation:
  Basic                            28,030,988                                      28,192,110
  Diluted                          29,817,638                                      29,978,760

Year ended December 31, 1998:
Revenues                         $104,975,995    $50,303,188                     $155,279,183
Net income                         11,403,323     (1,137,591)   (1,165,442)(2)      9,100,290
Earnings per share:
  Basic                          $        .48                                    $        .37
  Diluted                        $        .43                                    $        .32
Shares used in computation:
  Basic                            23,508,749                                      24,458,146
  Diluted                          27,175,763                                      28,125,160

----------
(1) Represents activity for the period from January 1, 1999 through the acquisition dates in 1999.
(2) To record the after-tax effect of interest expense and of amortization of goodwill associated with the acquisitions for the period from January 1, 1998 through the acquisition dates in 1999.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In April 1998, the Company purchased the assets of Riley Underground Communications, Inc., based in Southern California, for cash and restricted shares of Common Stock. Riley installs and maintains fiber-optic networks for cable television and telephone companies. Riley was acquired for an initial payment of approximately $300,000, comprised of $150,000 in cash and $150,000 in stock. The previous owner of Riley is eligible for contingent payments totaling $2,200,000 based upon subsequent performance of Riley. The Company accounts for these contingent payments as they are earned as adjustments to the purchase price of Riley. Payments may be in cash or at the Company's election up to 50% may be paid in restricted shares of Common Stock. The purchase price exceeded the fair value of the net assets by approximately $600,000 of goodwill, which is being amortized on the straight-line basis over twenty years. The results of operations of Riley are included in the accompanying consolidated results of operations as of the date of acquisition.

On September 1, 1998, the Company completed two acquisition which were accounted for under the pooling of interest method of accounting. The Company exchanged 1,502,000 and 1,752,000 shares of Common Stock for all the common stock of United Tech, Inc. and Diversitec, Inc., respectively. Both United and Diversitec sell new, deinstalled and refurbished communications equipment used in the digital access, switching and transport systems of telecommunications service providers and other Fortune 500 companies. Both United and Diversitec were Subchapter S corporations for federal tax purposes and, accordingly, were not subject to federal income taxes. In accordance with the pooling of interests accounting method, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of United and Diversitec as though it has always been a part of the Company. Additionally, a pro forma provision for income taxes has been recorded for the years ended December 31, 1998 and 1997 to present income taxes as though the consolidated operating results of the acquired companies had been subject to federal income taxes for all periods presented.

In October, 1997, the Company completed a merger with Compass Communications which was accounted for under the pooling of interests method of accounting. The Company exchanged 470,588 shares of Common Stock for all of the common stock of Compass. Compass specializes in the consulting and design of major broadband, fiber-optic networks. In accordance with the pooling of interest accounting method, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Compass for all periods presented.

The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow.

                                                                      Unaudited
                                                                      Pro Forma
                                            Revenues     Net Income   Net Income
                                           -----------   ----------   ----------
Eight months ended August 31, 1998
  United Tech                              $10,508,497   $1,392,626   $  835,576
  Diversitec                                 9,288,799    2,100,218    1,260,131
                                           -----------   ----------   ----------
  Totals                                   $19,797,296   $3,492,844   $2,095,707
                                           ===========   ==========   ==========
Year Ended December 31, 1997
  IFCI                                     $31,190,529   $2,128,551   $2,128,551
  United Tech                                8,345,581    1,061,641      636,985
  Diversitec                                12,595,079    3,012,523    1,807,514
  Compass                                    5,134,617      175,934      175,934
                                           -----------   ----------   ----------
                                           $57,265,806   $6,378,649   $4,748,984
                                           ===========   ==========   ==========

Unauadited pro forma net income reflects an adjustment to present income taxes as though the operating results of United Tech and Diversitec had been subject to federal income taxes for all periods presented.

In connection with the United and Diversitec acquisitions, the Company recorded a charge to operating expenses of $890,000 for direct and other acquisition related costs. Acquisition costs consisted primarily of finder's, attorney's and accounting fees.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 1997, the Company acquired Concepts In Communications, Inc. under the purchase method of acounting. Concepts is based in Nashville, Tennessee and provides systems integration services including design, engineering, installation and maintenance of structured cable systems, network hardware and software, work station peripherals and intercommunication systems, primarily within commercial, industrial and governmental facilities throughout the United States. The purchase price of $4,800,000 was funded through the sale of $3,500,000 of Series B preferred stock and $1,500,000 from the issuance of convertible debentures. The purchase price exceeded the fair value of the net assets acquired by approximately $2,200,000 of goodwill, which is being amortized on a straight-line basis over fifteen years. The results of operations of Concepts are included in the accompanying financial statements from the date of acquisition.

On October 1, 1997, the Company acquired substantially all of the assets of Southern Communications Products, Inc., based in northwest Florida. Southern sells new, deinstalled and refurbished communications equipment used in the digital access, switching and transport systems of telecommunications service providers and other Fortune 500 companies. The purchase price of $21,400,000 was funded through the sale of $13,500,000 of common stock, issuance of $6,200,000 of common stock to the former owner, and the issuance of a note payable in the amount of $3,200,000. The purchase price exceeded the fair value of the net assets acquired by approximately $17,900,000 of goodwill, which is being amortized on the straight-line basis over twenty years. The results of operations of Southern are included in the accompanying financial statements from the date of acquisition.

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

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents pro forma condensed consolidate statement of operations for the year ended December 31, 1997, assuming the acquisition of Southern was consummated as of January 1, 1997

                                                                               Pro Forma
                              International                   Pro Forma       Consolidated
                              Fibercom, Inc.  Southern (4)   Adjustments         Amounts
                              ------------    -----------    -----------      ------------
Revenues                      $ 57,265,806    $ 8,486,849                     $ 65,752,655
Cost of revenues                40,433,795      2,755,785                       43,189,580
                              ------------    -----------                     ------------
Gross margin                    16,832,011      5,731,064                       22,563,075
General and administrative      12,264,470      1,191,856        662,000 (1)    14,118,326
                              ------------    -----------                     ------------
Income from operations           4,567,541      4,539,208                        8,444,749
Other income (expense), net      1,464,789         17,741       (204,000)(2)     1,278,530
                              ------------    -----------                     ------------
Income before provision for
  income taxes                   6,032,330      4,556,949                        9,723,279
Provision for income taxes         346,319             --     (3,452,445)(3)    (3,106,126)
                              ------------    -----------                     ------------
Net income                       6,378,649      4,556,949                        6,617,153
Preferred stock dividend          (173,447)            --                         (173,447)
                              ------------    -----------                     ------------
Net income attributable to
    common stockholders       $  6,205,202    $ 4,556,949                     $  6,443,706
                              ============    ===========                     ============
Earnings per share:
    Basic                     $       0.53                                     $      0.42
    Diluted                   $       0.35                                     $      0.29
Shares used in computation:
    Basic                       11,711,024                                      15,514,770
    Diluted                     18,579,836                                      22,383,582

----------
(1) To amortize goodwill in connection with the purchase of Southern on a straight-line basis over twenty years.
(2) To record interest on the convertible subordinated debentures issued to fund the acquisition.
(3)  Pro forma income tax provision for Diversitec, United and Southern.
(4) Represents activity for the period from January 1, 1997 through September 30, 1997, the date of the acquisition.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - SEGMENT INFORMATION

The Company's services are provided through three principle operating segments: infrastructure development, equipment distribution, and wireless technologies. Infrastructure development includes design and engineering services, installation, integration and maintenance of underground and aerial fiber-optic, copper and broadband communications systems, as well as integrated local and wide area networks. Equipment distribution services include the sale of new, deinstalled and refurbished communications equipment used in the digital access, switching and transport systems of telecommunications service providers and other Fortune 500 companies. Wireless technologies services include the design, manufacture and installation of proprietary wireless communications equipment used to enhance radio frequency transmission in tunnels, subways and other confined environments.

Summary financial information for each operating segment as of and for the years ended December 31, 1999 and 1998 is as follows:

                                       Infrastructure   Equipment      Wireless
                                        Development    Distribution  Technologies      Total
                                        ------------   -----------   -----------    ------------
For the year ended December 31, 1999:
  Revenues                              $136,150,558   $31,077,638   $ 3,171,546    $170,399,742
  Gross Profit                            32,739,857     9,961,171     1,039,757      43,740,785
  Depreciation and amortization            4,444,732     1,152,257       296,145       5,893,134
  Interest expense                         2,659,469       508,922        53,416       3,221,807
  Operating income (loss)                 10,133,293     4,689,539      (180,426)     14,642,406

  Assets                                 108,977,953    44,813,967     7,083,644     160,875,564

For the year ended December 31, 1998:
  Revenues                              $ 65,294,317   $39,681,678   $        --    $104,975,995
  Gross Profit                            13,705,616    21,173,709            --      34,879,325
  Depreciation and amortization            1,923,161     1,170,550            --       3,093,711
  Interest expense                           604,597       374,824            --         979,421
  Operating income                         3,606,022    13,447,080            --      17,053,102

  Assets                                  40,780,338    43,834,051            --      84,614,389

For the year ended December 31, 1997:
  Revenues                              $ 34,287,148   $22,978,658   $        --    $ 57,265,806
  Gross Profit                             8,957,936     7,874,075            --      16,832,011
  Depreciation and amortization            1,307,711       351,810            --       1,659,521
  Interest expense                           157,127       220,490            --         377,617
  Operating income                         1,120,871     3,446,670            --       4,567,541

  Assets                                  18,606,580    30,289,172            --      48,895,752

For the purpose of measuring the results of operations of each segment, the Company allocates corporate overhead to each segment based on a percentage of revenues.

NOTE 12 - MAJOR CUSTOMERS

For the year ended December 31, 1999, no single customer accounted for more than 10% of revenues. For the year ended December 31, 1998, two customers accounted for 13% and 11% of total revenues. For the year ended December 31, 1997, one customer accounted for 22% of revenues. Amounts due from these customers at December 31, 1998 and 1997 totaled approximately $5,837,000 and $2,173,000, respectively.