Form 10-Q
period 2000-03-31
INTERNATIONAL FIBERCOM INC
filed 2000-05-12
CIK 924632

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000         COMMISSION FILE NO 1-13278


                          INTERNATIONAL FIBERCOM, INC.


Incorporated in the State of Arizona                          IRS No. 86-0271282


                       3410 E. University Drive, Suite 180
                                Phoenix, AZ 85034
                                 (602) 387-4000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]     No [ ]

                         Common Stock without par value
                    30,489,274 outstanding at March 31, 2000

                                      INDEX

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

     Consolidated balance sheets -
       March 31, 2000 (unaudited) and December 31, 1999                        2
     Consolidated statements of income (unaudited)
       Three months ended March 31, 2000 and 1999                              3
     Consolidated statements of changes in stockholders'
       equity (unaudited) - Three months ended March 31, 2000                  4
     Consolidated statements of cash flows (unaudited) -
       Three months ended March 31, 2000 and 1999                              5
     Notes to consolidated financial statements                                7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities                                                 16

Item 6. Exhibits and Reports on Form 8-K                                      16

                          INTERNATIONAL FIBERCOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,       December 31,
                                                            2000             1999
                                                        -------------    -------------
                                                         (unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents                             $   8,495,807    $   3,182,408
  Accounts receivable - trade, net                         50,026,845       47,457,204
  Costs and estimated earnings in excess of billings       24,757,128       19,638,209
  Inventory, net                                           19,927,234       18,722,334
  Income tax receivable                                     8,486,686          868,055
  Deferred tax asset                                        1,961,894        1,961,894
  Other current assets                                      4,376,810        2,625,500
                                                        -------------    -------------
    Total current assets                                  118,032,404       94,455,604

Property and equipment, net                                28,056,359       24,599,623
Goodwill, net                                              49,265,061       40,398,981
Other assets                                                1,987,738        1,421,356
                                                        -------------    -------------
Total assets                                            $ 197,341,562    $ 160,875,564
                                                        =============    =============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of notes payable                      $  31,477,289    $  29,656,260
  Current portion of capital lease obligations              2,486,558        2,278,304
  Current portion of notes payable to related parties         934,784          925,911
  Accounts payable                                         13,962,350       16,011,676
  Accrued expenses                                         12,165,235        4,401,285
  Billings in excess of cost and estimated earnings         4,572,926        3,512,562
                                                        -------------    -------------
    Total current liabilities                              65,599,142       56,785,998

Notes payable                                              19,258,740       19,510,373
Capital lease obligations                                   7,483,885        6,960,768
Notes payable to related party                                     --          146,776
Deferred tax liability                                      1,720,146        1,720,146
                                                        -------------    -------------
    Total liabilities                                      94,061,913       85,124,061
                                                        -------------    -------------
Commitments and contingencies

Stockholders' equity:
  Common stock, no par value, 100,000,000
    shares authorized; 30,694,963 shares
    issued and 30,489,274 shares outstanding
    at March 31, 2000; 29,112,194 shares
    issued and 28,906,505 shares outstanding
    at December 31, 1999                                   73,968,893       60,106,750
  Additional paid-in capital                               12,731,149        2,581,149
  Retained earnings                                        17,409,694       13,893,691
                                                        -------------    -------------
                                                          104,109,736       76,581,590
  Less: treasury stock, 205,689 shares, at cost              (830,087)        (830,087)
                                                        -------------    -------------
  Total stockholders' equity                              103,279,649       75,751,503
                                                        -------------    -------------
  Total liabilities and stockholders' equity            $ 197,341,562    $ 160,875,564
                                                        =============    =============

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
                                                           (unaudited)

Revenues                                           $ 59,563,715    $ 27,865,337
Cost of revenues                                     41,347,791      19,402,778
                                                   ------------    ------------
Gross margin                                         18,215,924       8,462,559
General and administrative expenses                  11,464,112       4,461,491
                                                   ------------    ------------
Income from operations                                6,751,812       4,001,068
                                                   ------------    ------------
Other income (expense):
  Interest income                                       175,635          38,421
  Interest expense                                   (1,461,068)       (392,626)
  Other Income                                           27,375          14,345
                                                   ------------    ------------
                                                     (1,258,058)       (339,860)
                                                   ------------    ------------
Net income before income taxes                        5,493,754       3,661,208
Provision for income taxes                           (1,977,751)     (1,429,234)
                                                   ------------    ------------
Net income                                         $  3,516,003    $  2,231,974

Preferred stock dividend                                     --           4,000
                                                   ------------    ------------
Net income attributable to common stockholders     $  3,516,003    $  2,227,974
                                                   ============    ============
Earnings per common share:
  Basic                                            $       0.12    $       0.08
  Diluted                                          $       0.11    $       0.08

Shares used in computing earnings per share:
  Basic                                              29,728,857      26,976,948
  Diluted                                            33,047,592      29,081,368

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                             Common Stock            Additional
                                      ---------------------------     Paid-in
                                         Shares         Amount        Capital
                                      ------------   ------------   ------------
Balance January 1, 2000                 29,112,194   $ 60,106,750   $  2,581,149
Current year activity (unaudited):
  Exercise of common stock
    options and warrants                 1,325,134      7,530,170
  Common stock issued in
    connection with acquisitions           161,623      3,841,576
  Common stock issued in
    connection with contingent
    acquisition payments                    96,012      2,490,397
  Stock option and warrant
    income tax benefit                                                10,150,000
  Net income
                                      ------------   ------------   ------------
Balance, March 31, 2000 (unaudited)     30,694,963   $ 73,968,893   $ 12,731,149
                                      ============   ============   ============


                                        Retained       Treasury
                                        Earnings        Stock          Totals
                                      ------------   ------------   ------------
Balance January 1, 2000               $ 13,893,691   $   (830,087)  $ 75,751,503
Current year activity (unaudited):
  Exercise of common stock
    options and warrants                                               7,530,170
  Common stock issued in
    connection with acquisitions                                       3,841,576
  Common stock issued in
    connection with contingent
    acquisition payments                                               2,490,397
  Stock option and warrant
    income tax benefit                                                10,150,000
  Net income                             3,516,003                     3,516,003
                                      ------------   ------------   ------------
Balance, March 31, 2000 (unaudited)   $ 17,409,694   $   (830,087)  $103,279,649
                                      ============   ============   ============

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Three Months Ended March 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                                     (unaudited)
Cash flows from operating activities:
  Net income                                                  $ 3,516,003    $ 2,231,974
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                               2,299,712        976,831
    Loss on sale of fixed assets                                   12,947             --
  Changes in operating assets and liabilities:
    Accounts receivable, net                                   (1,210,422)     2,105,865
    Costs and estimated earnings in excess of billings, net    (4,436,683)    (2,364,885)
    Inventory, net                                             (1,195,900)       (82,052)
    Income taxes receivable                                     2,531,369       (642,957)
    Other current assets                                       (1,751,310)       (72,597)
    Other assets                                                  202,923       (302,588)
    Accounts payable                                           (2,495,458)    (3,488,587)
    Accrued expenses                                            2,338,844        263,543
                                                              -----------    -----------
      Net cash used in operating activities                      (187,975)    (1,375,453)
                                                              -----------    -----------
Cash flows from investing activities:
  Acquisition of property and equipment                        (3,167,475)    (3,415,598)
  Cash received from sale of property and equipment               187,949             --
  Payments for acquisitions                                      (360,000)    (2,575,987)
                                                              -----------    -----------
      Net cash used in investing activities                    (3,339,526)    (5,991,585)
                                                              -----------    -----------
Cash flows from financing activities:
  Proceeds from line of credit                                  7,500,000             --
  Repayment on line of credit                                  (5,500,000)            --
  Proceeds from notes payable and capital lease obligations     1,655,410      5,890,031
  Repayment of notes payable to related parties                  (137,904)
  Repayment of notes payable and capital lease obligations     (1,472,667)            --
  Debt issuance costs                                            (734,109)
  Proceeds from warrant and stock option exercises              7,530,170        949,941
                                                              -----------    -----------
      Net cash provided by financing activities                 8,840,900      6,839,972
                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalents            5,313,399       (527,066)
Cash and cash equivalents, beginning of period                  3,182,408      4,789,547
                                                              -----------    -----------
Cash and cash equivalents, end of period                      $ 8,495,807    $ 4,262,481
                                                              ===========    ===========

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  ------------    ------------
                                                                          (unaudited)
Supplemental disclosure of non-cash transactions:
  In connection with acquisitions, the Company
    assumed liabilities as follows:
      Fair value of assets acquired                               $ 10,350,177    $  5,010,337
      Cash paid in the first quarter for
        acquisitions (including acquisition costs)                    (360,000)     (2,875,987)
      Cash paid in April 2000 for acquisitions
        closed in the first quarter of 2000                         (4,436,425)             --
                                                                  ------------    ------------
      Liabilities and notes assumed and stock issued to sellers   $  5,553,752    $  2,134,350
                                                                  ============    ============
Increase in additional paid-in capital resulting from
  recognizing tax benefits from stock option and
  warrant exercises                                               $ 10,150,000    $         --
                                                                  ============    ============
Accrued contingent acquisition payments payable in cash           $  1,088,546    $         --
                                                                  ============    ============
Contingent acquisition payments paid in common stock              $  2,490,397    $         --
                                                                  ============    ============

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

International FiberCom, Inc. (the "Company"), a C Corporation incorporated in Arizona on December 29, 1972, is an end-to-end, independent solutions provider serving the telecommunications industry. The Company delivers a broad range of solutions designed to enable, enhance and support voice, data and video communications through wired and wireless networks operating inside and outside buildings - internal and external networks. In delivering these solutions, the Company designs, develops, installs and maintains networks that support Internet-related and other communications applications and services for its customers through broadband, including fiber-optic and copper, and wireless connectivity solutions. The Company develops, manufactures and sells proprietary wireless communications equipment. The Company also resells new, deinstalled and refurbished communications equipment from a variety of manufacturers. The Company delivers its products and services through three operating segments: infrastructure development; wireless technologies; and equipment distribution.

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2000 and the results of its operations for the three month period ended March 31, 2000. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION:

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  subsidiaries.   All  significant   intercompany  amounts  and
transactions have been eliminated.

RECLASSIFICATIONS:

Certain balances as of December 31, 1999 have been reclassified in the accompanying consolidated financial statements to conform with the current period presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

                          INTERNATIONAL FIBERCOM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS cont'd
                                   (UNAUDITED)


NOTE 2 - SIGNIFICANT BALANCE SHEET COMPONENTS:

Significant balance sheet components consist of the following:

                                                         March 31,       December 31,
                                                           2000             1999
                                                       -------------    -------------
Accounts receivable, net:
  Contract billings                                    $  38,220,486    $  38,233,700
  Retainage                                                3,871,533        2,912,227
  Non-contract related accounts receivable                 9,195,910        7,475,519
                                                       -------------    -------------
                                                          51,287,929       48,621,446
  Less: allowance for doubtful accounts                   (1,261,084)      (1,164,242)
                                                       -------------    -------------
                                                       $  50,026,845    $  47,457,204
                                                       =============    =============
Costs and estimated earnings in excess of billings:
  Costs incurred on contracts in progess               $  96,953,064    $  76,631,918
  Estimated earnings                                      30,602,633       21,033,140
                                                       -------------    -------------
                                                         127,555,697       97,665,058
  Less: billings to date                                (107,371,495)     (81,539,411)
                                                       -------------    -------------
                                                       $  20,184,202    $  16,125,647
                                                       =============    =============
Included in the accompanying consolidated balance
  sheets as follows:
  Costs and estimated earnings in excess of billings   $  24,757,128    $  19,638,209
  Billings in excess of costs and estimated earnings      (4,572,926)      (3,512,562)
                                                       -------------    -------------
                                                       $  20,184,202    $  16,125,647
                                                       =============    =============
Inventory, net:
  New and used telecommunications equipment            $  20,285,734    $  19,218,888
  Cabling and equipment                                    1,211,438        1,222,039
  Raw materials                                              497,232          253,577
                                                       -------------    -------------
                                                          21,994,404       20,694,504
  Less: allowance for obsolete inventory                  (2,067,170)      (1,972,170)
                                                       -------------    -------------
                                                       $  19,927,234    $  18,722,334
                                                       =============    =============
Property and equipment, net:
  Construction equipment                               $  24,790,185    $  21,783,522
  Vehicles                                                 6,281,224        5,299,875
  Building and land                                        3,616,642        2,854,860
  Office furniture and equipment                           5,110,870        4,985,467
  Software                                                 2,059,531        1,964,772
  Leasehold improvements                                     866,898          725,289
                                                       -------------    -------------
                                                          42,725,350       37,613,785
  Less: accumulated depreciation                         (14,668,991)     (13,014,162)
                                                       -------------    -------------
                                                       $  28,056,359    $  24,599,623
                                                       =============    =============

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)


NOTE 3 - OPERATING LINE OF CREDIT:

In March 2000, the Company entered into a Credit Agreement (the "Agreement") with a syndication of commercial banks. Under the terms of the Agreement, the Company may borrow up to $100,000,000 (plus $10,000,000 in stand-by letters of credit, of which $0 were issued as of March 31, 2000) and the borrowings bear interest at either LIBOR plus 175 to 250 basis points or the prime rate plus 25 to 100 basis points, determined based on certain financial covenants, at the discretion of the Company. The Company has an option, subject to certain conditions, to increase the maximum borrowings to $150,000,000. The Agreement requires monthly payments of interest and it matures in March 2003. Although amounts due under the Agreement were non-current at March 31, 2000, the Company has classified amounts borrowed for working capital purposes, totaling $30,260,498, as current, with the remaining $17,477,488 classified as long-term, for balance sheet purposes. Borrowings are secured by substantially all of the Company's assets and the Company is required to pay an annual commitment fee equal to 0.375% to 0.5%, determined based on certain financial covenants, of the unused portion of the line of credit. The Agreement places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Agreement also requires that specified financial ratios and balances be maintained. As of December 31, 1999, the Company was in compliance with these covenants.

In connection with the Agreement, the borrowing limit under the Company's equipment lease line of credit was increased from $10,000,000 to $15,000,000.

NOTE 4 - ACQUISITIONS:

On January 1, 2000, the Company acquired Beecroft Trenching, Inc. ("Beecroft") in exchange for 161,623 shares of IFCI common stock, valued at $3,841,576, and $4,436,425 in cash. The cash portion of the consideration was accrued as of March 31, 2000 and paid to the prior owners of Beecroft in April 2000. The Company accounted for the acquisition of Beecroft using the purchase method of accounting.

In 1999, the Company acquired All Star Telecom, Inc. ("All Star") and Blue Ridge Solutions ("Blue Ridge") and accounted for the acquisitions using the purchase method of accounting. Their respective purchase agreements included provisions for contingent consideration that is payable if certain financial targets are met over a three-year period. Certain financial targets specified in the purchase agreements were achieved by All Star and Blue Ridge through March 31, 2000 and the Company therefore issued 96,012 shares of IFCI Common Stock, valued at $2,490,397, and accrued $1,088,546, payable in cash, to the former owners of All Star and Blue Ridge. The cash portion of the additional consideration was paid in April 2000 and the total consideration was recorded as additional goodwill.

NOTE 5 - STOCKHOLDERS' EQUITY:

STOCK OPTION AND WARRANT INCOME TAX BENEFIT

During the first quarter of 2000, certain employees and non-employees of the Company exercised incentive stock options, non-qualified stock options and warrants to purchase common stock of the Company. The exercise of in-the-money non-qualified stock options and warrants, as well as the disqualifying disposition of in-the-money incentive stock options, results in ordinary income to the individual and a corresponding income tax deduction for the Company. The total benefit to be recognized by the Company resulting from these exercises and sales of stock options and warrants during the first quarter of 2000 is $10,150,000. This amount has been recorded on the balance sheet as income tax receivable and additional paid-in-capital.

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)


COMPUTATION OF EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

                                                       3 Months Ended March 31,
                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------
Numerator:
  Numerator for basic earnings per share - net
    income attributable to common stockholders         $ 3,516,003   $ 2,227,974
  Preferred stock dividends                                     --         4,000
                                                       -----------   -----------
  Numerator for diluted earnings per share -
    adjusted net income attributable to common
    stockholders                                       $ 3,516,003   $ 2,231,974
                                                       ===========   ===========
Denominator:
  Denominator for basic earnings per share -
    weighted-average shares outstanding                 29,728,857    26,976,948
  Effect of dilutive securities:
    Convertible preferred stock                                 --        44,381
    Convertible debt                                            --       182,648
    Dilutive options and warrants                        3,318,735     1,877,391
                                                       -----------   -----------
  Diluted shares outstanding                            33,047,592    29,081,368
                                                       ===========   ===========

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)


NOTE 6 - SEGMENT INFORMATION:

The Company delivers its products and services through three operating segments: infrastructure development, equipment distribution and wireless technologies.

Infrastructure development provides consulting, design and engineering services; installs and maintains internal and external broadband communications systems, including underground and aerial fiber-optic, copper and wireless systems; and installs and maintains integrated local and wide area networks.

Equipment distribution resells new, deinstalled and refurbished communications equipment manufacture by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies.

Wireless technologies designs, manufactures and installs proprietary wireless connectivity solutions designed to enable and enhance wireless communications, in both fixed and mobile applications, and tests and certifies wireless systems.

Segment information for the three months ended March 31, 2000 and 1999 is as follows:

                                            Infrastructure   Equipment       Wireless
                                             Development    Distribution   Technologies       Total
                                             ------------   ------------   ------------    ------------
For the three months ended March 31, 2000:
  Revenues                                   $ 52,393,635   $  6,614,077   $    556,003    $ 59,563,715
  Gross margin                                 15,910,261      2,081,429        224,234      18,215,924
  Depreciation and amortization                 1,902,687        316,162         80,863       2,299,712
  Interest expense                              1,297,712        120,679         42,677       1,461,068
  Operating income (loss)                       6,618,915        515,672       (382,775)      6,751,812

  Assets                                      143,192,761     47,134,746      7,014,055     197,341,562

For the three months ended March 31, 1999:
  Revenues                                   $ 19,389,089   $  7,551,161   $    925,087    $ 27,865,337
  Gross margin                                  5,452,521      2,485,791        524,247       8,462,559
  Depreciation and amortization                   665,812        302,519          8,500         976,831
  Interest expense                                248,886        143,415            325         392,626
  Operating income                              2,334,089      1,216,574        450,405       4,001,068

  Assets                                       41,229,795     44,626,018      6,205,289      92,061,102

For purpose of measuring the results of operations of each segment, the Company allocates corporate overhead and assets to each segment based on a percentage of revenues.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are an end-to-end, independent solutions provider serving the telecommunications industry. We deliver a broad range of solutions designed to enable, enhance and support voice, data and video communications through wired and wireless networks operating inside and outside buildings - internal and external networks. In delivering these solutions, we design, develop, install and maintain networks that support Internet-related and other communications applications and services for our customers through broadband, including fiber-optic and copper, and wireless connectivity solutions. We develop, manufacture and sell proprietary wireless communications equipment. We also resell new, deinstalled and refurbished communications equipment from a variety of manufacturers.

We have grown significantly since 1997 as a result of internal growth and strategic acquisitions. Consolidated revenues since 1997 have grown at an average annual rate of 73%. We deliver our products and services through three operating groups:

     *    Infrastructure Development Group;
     *    Wireless Technologies Group; and
     *    Equipment Distribution Group.

We derive a substantial portion of our revenue through contracts accounted for under the percentage of completion method whereby revenue is recognized based on the ratio of contract costs incurred to total estimated contract costs. As a result, gross margins can increase or decrease based upon changes in cost and revenue estimates during individual contract periods.

On January 1, 2000, we acquired Beecroft Trenching, Inc. ("Beecroft") in exchange for 161,623 shares of IFCI common stock, valued at $3,841,979, and $4,436,425 in cash. The cash portion of the consideration was accrued as of March 31, 2000 and paid to the prior owners of Beecroft in April 2000. The acquisition of Beecroft was accounted for using the purchase method of accounting.

In March 2000, we entered into an Amended and Restated Revolving Credit Agreement (the "Agreement") with a syndication of commercial banks. Under the terms of the Agreement, we may borrow up to $100 million (including $10 million in stand-by letters of credit), an increase from the original borrowing limit of $60 million. We have an option, subject to certain conditions, to increase the maximum borrowings to $150,000,000. Our borrowings under the Agreement bear interest at either LIBOR plus 175 to 250 basis points or the prime rate plus 25 to 100 basis points, determined based on certain financial covenants, at our discretion. In connection with the Agreement, the borrowing limit under our equipment lease line of credit was increased from $10 million to $15 million.

                              RESULTS OF OPERATIONS

The following table sets forth our consolidated statement of operations in dollars and as a percentage of revenues for the periods indicated.

                                               Three Months Ended March 31,
                                      -----------------------------------------------
                                              2000                      1999
                                      ---------------------     ---------------------
Revenues                              $ 59,563,715    100.0%    $ 27,865,337    100.0%
Cost of revenues                        41,347,791     69.4%      19,402,778     69.6%
                                      ------------    -----     ------------    -----
Gross margin                            18,215,924     30.6%       8,462,559     30.4%

General and administrative expenses     11,464,112     19.3%       4,461,491     16.0%
                                      ------------    -----     ------------    -----
Income from operations                   6,751,812     11.3%       4,001,068     14.4%
Other income (expense):
  Interest income                          175,635      0.3%          38,421      0.1%
  Interest expense                      (1,461,068)   -2.5%         (392,626)   -1.4%
  Other Income                              27,375      0.1%          14,345      0.0%
                                      ------------    -----     ------------    -----
                                        (1,258,058)   -2.1%         (339,860)   -1.3%
                                      ------------    -----     ------------    -----
Net income before income taxes           5,493,754      9.2%       3,661,208     13.1%
Provision for income taxes              (1,977,751)   -3.3%       (1,429,234)   -5.1%
                                      ------------    -----     ------------    -----
Net income                            $  3,516,003      5.9%    $  2,231,974      8.0%
                                      ============    =====     ============    =====

REVENUES. Revenues for the first quarter of 2000 increased $31.7 million, or 113.8%, to $59.6 million from $27.9 million for the same period in 1999. This increase was due primarily to revenue growth of $33.0 million in the infrastructure development, offset by decreases in revenues of $937,000 and $369,0000 in the equipment distribution and wireless segments, respectively. The revenue increase for the infrastructure development segment consisted of $19.3 million of revenues generated from subsidiaries acquired subsequent to March 31, 1999 and $13.7 million of revenues generated from internal increases in contract activity resulting from increased demand for infrastructure development services. The decrease in revenues for the equipment distribution segment was primarily the result of the timing of product sales and the mix of inventory products carried by the Company.. The decrease in revenues for the wireless segment was the result of the Company reducing the volume of revenue generating projects in order to concentrate more of its efforts on the research and development of new technologies.

GROSS MARGIN. Gross margin for the first quarter of 2000 increased $9.7 million, or 115.3%, to $18.2 million from $8.5 million for the same period in 1999. The increase in gross margin was due to a $10.4 million increase in the infrastructure development segment, offset by decreases in gross margin of $400,000 and $300,000 for the equipment distribution and wireless segments, respectively. The gross margin increase for the infrastructure development segment consisted of $5.6 million margin generated from subsidiaries acquired subsequent to March 31, 1999 and $4.8 million of gross margin generated from internal increases in contract activity.

Gross margin as a percentage of revenues increased to 30.6% for the first quarter of 2000 from 30.4% for the same period in 1999, due primarily to increased gross margin for the infrastructure development segment. Gross margin as a percentage of revenues for the infrastructure development segment was 30..4% for the first quarter of 2000, compared to 28.1% for the same period in 1999. This increase was primarily the result of the Company obtaining larger contracts that result in improved production efficiencies and more favorable terms on new contracts. Gross margin as a percentage of revenues for the equipment distribution and wireless segments was 31.5% and 40.3%, respectively, for the first quarter of 2000, compared to 32.9% and 56.7%, respectively, for the same period in the prior year. Current period gross margin levels in the equipment distribution segment have declined due to the product mix and cost basis of inventory sold.. Current period gross margin levels in the wireless segment have declined due to the Company choosing to not perform certain projects in order to concentrate more of its efforts on the research and development of new technologies.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 2000 increased $7.0 million, or 157.0%, to $11.5 million from $4.5 million for the same period in 1999. The increases were primarily due to incremental costs associated with acquisitions made during the past 12 months, as well as internal growth of existing subsidiaries and management additions made during the past 12 months to support our continued growth. General and administrative expenses, as a percentage of revenues, for the first quarter of 2000 were 19.2% compared to 16.0% for the same period in the prior year due to the Company adding management and creating geographical regions to support future growth.

OTHER INCOME (EXPENSE). Other expenses for the first quarter of 2000 increased $918,000, or 270.2%, to $1.3 million from $340,000 for the same period in 1999. The increases are primarily due to interest expense on the Company's credit facilities. Borrowing activity has increased significantly during the past 12 months due to the acquisition of several subsidiaries through purchase agreements consisting of all cash or cash and common stock terms as well as the acquisition of operating equipment to support revenue growth in the infrastructure development segment.

PROVISION FOR INCOME TAXES. Income taxes for the first quarter of 2000 increased $549,000, or 38.4%, to $2.0 million from $1.4 million for the same period in 1999. The provision for income taxes increased due to higher current quarter taxable earnings, offset by a lower effective tax rate for the first quarter of 2000 due primarily to tax savings initiatives implemented by the Company.

NET INCOME. Net income attributable to common stockholders for the first quarter of 2000 increased $1.3 million, or 57.5%, to $3.5 million from $2.2 million for the same period in 1999. The increase was the result of higher gross margins, offset by increases in general and administrative expenses, other expenses and provision for income taxes.

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

For the first quarter of 2000, net cash used in operations totaled $188,000 as compared to $1.4 million for the same period in the prior year. Cash generated from operations during the period totaled $5.8 million consisting of net income of $3.5 million and, depreciation and amortization $2.3 million. Operating assets and liabilities decreased operating cash flow $6.0 million, primarily due to a decrease in accounts payable and increases in accounts receivable, inventory, other current assets and costs and estimated earnings in excess of billings, offset by a decrease in income taxes receivable and an increase in accrued expenses.

During the first quarter of 2000, the Company used $3.3 million in investing activities which consisted primarily of net equipment purchases totaling $3.0 million and cash used in business acquisitions totaling $360,000. For the first quarter of 2000, financing activities generated approximately $8.8 million which consisted primarily of net borrowings under the Company's credit facilities totaling $2 million, $1.7 million in proceeds from notes payable and capital lease obligations, $7.5 million in proceeds from warrant and stock option exercises, offset by $1.6 million in repayments on notes payable and capital lease obligations and $734,000 of debt issuance costs paid.

As of March 31, 2000, the Company had a revolving line of credit with a syndication of commercial banks totaling $100 million (with an option, under certain conditions, to raise the total borrowings available to $150,000,000), with an available balance of approximately $52 million. Additionally, the Company had a $15 million lease line of credit, with an available balance of approximately $8.5 million. Aggregate proceeds from current working capital, funds generated through operations and current availability under existing credit facilities are considered sufficient to fund the anticipated growth in the Company's operations for the next 12 to 18 months. The Company may, however, seek to obtain additional capital through additional debt or equity offerings depending upon prevailing market conditions and the demand for our products and services.

INFLATION AND SEASONALITY.

We  do  not  believe  that  we  are  significantly   impacted  by  inflation  or
seasonality.

FORWARD-LOOKING INFORMATION.

This Report contains certain forward-looking statements and information within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Forward-looking statements, by their very nature, include risks and uncertainties.. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include the following: the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for the projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to collect amounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; the Company's ability to complete proposed acquisitions and, upon their completion, to integrate the acquisitions into its organization and manage its growth; competition and competitive pressures on pricing; and economic conditions in the United States and in the regions served by the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not involved as a party to any legal proceeding other than various claims and lawsuits arising in the ordinary course of its business, none of which, in our opinion, is material, either on an individual or a collective basis.

ITEM 2. CHANGES IN SECURITIES.

Sales of Unregistered Securities

During the first quarter of 2000, we issued 161,623 shares of Common Stock to the shareholders of Beecroft Trenching, Inc. at a price of $23.77 per share, the then market price, in connection with our acquisition of the stock of that company. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D of the Act.

During the first quarter of 2000, we issued 1,270 shares of Common Stock to the former shareholders of Blue Ridge Solutions ("Blue Ridge") at a price of $24.61 per share, the then market price, in connection with contingent consideration payable to the former shareholders of Blue Ridge based upon Blue Ridge meeting certain financial targets, as specified in its purchase agreement. Blue Ridge was acquired by the Company in April 1999. Such shares were issued pursuant to
Section 4(2) and Regulation D of the Act.

During the first quarter of 2000, we issued 94,742 shares of Common Stock to the former shareholders of All Star Telecom, Inc. ("All Star") at a price of $25.96 per share, the then market price, in connection with contingent consideration payable to the former shareholders All Star based upon All Star meeting certain financial targets, as specified in its purchase agreement. All Star was acquired by the Company in April 1999. Such shares were issued pursuant to Section 4(2) and Regulation D of the Act.

ITEMS 3, 4 AND 5 ARE  OMMITTED  BECAUSE  THESE  ITEMS ARE  INAPPLICABLE  TO THIS
REPORT.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

27. Financial Data Schedule

(b) Reports on Form 8-K:

Not applicable to this report

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


                                        INTERNATIONAL FIBERCOM, INC.

                                        By /s/ Terry W. Beiriger
                                           -------------------------------------
                                           Terry W. Beiriger,
                                           Chief Financial Officer

DATED: May 12, 2000

                                  EXHIBIT INDEX


Exhibits      Description
--------      -----------
27.           Financial Data Schedule