Form 10-Q
period 2000-06-30
INTERNATIONAL FIBERCOM INC
filed 2000-08-14
CIK 924632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000          Commission File No 1-13278


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

                                 Yes [X] No [ ]

     Common Stock without par value 32,845,038 shares issued and 32,639,349 outstanding at July 31, 2000

                                      INDEX

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets - June 30, 2000 (unaudited)
        and December 31, 1999 ...............................................  2

        Consolidated statements of income (unaudited) -
        Three months ended June 30, 2000 and 1999; Six months
        ended June 30, 2000 and 1999 ........................................  3

        Consolidated statements of changes in stockholders'
        equity - Six months ended June 30, 2000 (unaudited) .................  4

        Consolidated statements of cash flows (unaudited) - Six
        months ended June 30, 2000 and 1999 .................................  5

        Notes to consolidated financial statements (unaudited)
        - June 30, 2000 .....................................................  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................. 12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 16

Item 2. Changes in Securities ............................................... 16

Item 4. Submission of Matters to a Vote of Security Holders ................. 17

Item 6. Exhibits and Reports on Form 8-K .................................... 17

                          INTERNATIONAL FIBERCOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,         December 31,
                                                            2000              1999
                                                        -------------     -------------
                                     Assets              (unaudited)
Current assets:
  Cash and cash equivalents                             $  11,972,618     $   3,358,341
  Accounts receivable - trade, net                         58,305,365        50,577,092
  Costs and estimated earnings in excess of billings       28,095,165        16,125,647
  Inventory, net                                           20,923,624        18,722,334
  Income tax receivable                                     4,908,253           868,055
  Deferred tax asset                                        1,961,894         1,961,894
  Other current assets                                      5,624,852         2,685,835
                                                        -------------     -------------
   Total current assets                                   131,791,771        94,299,198

Property and equipment, net                                36,973,036        27,098,135
Goodwill, net                                              57,350,416        40,398,981
Other assets, net                                           3,396,165         1,537,546
                                                        -------------     -------------

Total assets                                            $ 229,511,388     $ 163,333,860
                                                        =============     =============

                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of notes payable and
    capital lease obligations                           $   4,878,928     $   6,656,379
  Current portion of notes payable to
    related parties                                           590,379           925,911
  Accounts payable                                         21,632,248        16,395,723
  Accrued expenses                                          7,892,690         5,373,737
                                                        -------------     -------------
   Total current liabilities                               34,994,245        29,351,750

Notes payable and capital lease obligations                10,614,403        11,868,269
Notes payable to related parties                                   --           146,776
Line of credit                                             65,237,986        45,737,986
Deferred tax liability                                      1,720,146         1,720,146
                                                        -------------     -------------
   Total liabilities                                      112,566,780        88,824,927
                                                        -------------     -------------
Stockholders' equity:
  Common stock, no par value, 100,000,000
    shares authorized;  32,801,637 shares
    issued and 32,595,948 shares outstanding
    at June 30, 2000; 29,978,157 shares
    issued and 29,772,468 shares outstanding
    at December 31, 1999                                   85,389,512        60,124,750
  Additional paid-in capital                               12,731,149         2,581,149
  Foreign currency translation adjustment                     (20,694)               --
  Retained earnings                                        19,674,728        12,633,121
                                                        -------------     -------------
                                                          117,774,695        75,339,020
  Less: treasury stock, 205,689 shares, at cost              (830,087)         (830,087)
                                                        -------------     -------------
  Total stockholders' equity                              116,944,608        74,508,933
                                                        -------------     -------------

  Total liabilities and stockholders' equity            $ 229,511,388     $ 163,333,860
                                                        =============     =============

                See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                     Three Months Ended June 30,        Six Months Ended June 30,
                                    -----------------------------     ------------------------------
                                        2000             1999             2000               1999
                                    ------------     ------------     -------------     ------------
                                                                       (unaudited)

Revenues                            $ 75,607,042     $ 44,858,587     $ 139,664,341     $ 76,576,010
Cost of revenues                      53,617,499       34,057,626        98,762,123       56,711,567
                                    ------------     ------------     -------------     ------------

Gross margin                          21,989,543       10,800,961        40,902,218       19,864,443
General and administrative
  expenses                            12,620,164        6,125,633        24,530,094       11,039,617
                                    ------------     ------------     -------------     ------------

Income from operations                 9,369,379        4,675,328        16,372,124        8,824,826
                                    ------------     ------------     -------------     ------------
Other income (expense):
  Interest income                        206,497           43,039           396,276           81,459
  Interest expense                    (1,951,845)        (833,542)       (3,607,186)      (1,393,492)
  Other income (expense)                (102,962)          36,601           (75,587)        (108,719)
  Non-recurring
    acquisition-related expenses      (1,380,286)              --        (1,380,286)              --
                                    ------------     ------------     -------------     ------------
                                      (3,228,596)        (753,902)       (4,666,783)      (1,420,752)
                                    ------------     ------------     -------------     ------------

Net income before
  provision for income taxes           6,140,783        3,921,426        11,705,341        7,404,074
Provision for income taxes            (2,707,627)      (1,549,921)       (4,663,734)      (2,979,155)
                                    ------------     ------------     -------------     ------------

Net income                          $  3,433,156     $  2,371,505     $   7,041,607     $  4,424,919

Preferred stock dividend                      --               --                --            4,000
                                    ------------     ------------     -------------     ------------
Net income attributable
  to common stockholders            $  3,433,156     $  2,371,505     $   7,041,607     $  4,420,919
                                    ============     ============     =============     ============
Earnings per common share:
    Basic                           $       0.11     $       0.08     $        0.23     $       0.16
    Diluted                         $       0.10     $       0.08     $        0.21     $       0.15

Shares used in computing
  earnings per share:
    Basic                             31,855,754       28,816,969        31,225,287       28,332,675
    Diluted                           34,589,542       30,596,545        34,251,549       30,274,673

                See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                   Common Stock          Additional
                                            -------------------------      Paid-in
                                             Shares         Amount         Capital
                                            ----------    -----------    -----------
Balance January 1, 2000                     29,978,157    $60,124,750    $ 2,581,149
Current year activity (unaudited):
  Exercise of common stock
    options and warrants                     1,778,908      9,878,945
  Common stock issued under ESPP               237,373      1,576,157
  Common stock issued in connection
    with acquisitions                          743,021     12,800,569
  Non-recurring acquisition-related
    expenses paid in common stock               64,178      1,009,091
  Change in foreign currency translation
  Stock option and warrant
    income tax benefit                                                    10,150,000
  Net income
                                            ----------    -----------    -----------

Balance, June 30, 2000 (unaudited)          32,801,637    $85,389,512    $12,731,149
                                            ==========    ===========    ===========

                                              Foreign
                                             Currency          Retained       Treasury
                                            Translation        Earnings         Stock          Totals
                                            ------------     ------------     ---------     ------------
Balance January 1, 2000                     $         --     $ 12,633,121     $(830,087)    $ 74,508,933
Current year activity (unaudited):
  Exercise of common stock
    options and warrants                                                                       9,878,945
  Common stock issued under ESPP                                                               1,576,157
  Common stock issued in connection
    with acquisitions                                                                         12,800,569
  Non-recurring acquisition-related
    expenses paid in common stock                                                              1,009,091
  Change in foreign currency translation         (20,694)                                        (20,694)
  Stock option and warrant
    income tax benefit                                                                        10,150,000
  Net income                                                    7,041,607                      7,041,607
                                            ------------     ------------     ---------     ------------

Balance, June 30, 2000 (unaudited)          $    (20,694)    $ 19,674,728     $(830,087)    $116,944,608
                                            ============     ============     =========     ============

                See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended June 30,
                                                        -----------------------------
                                                            2000             1999
                                                        ------------     ------------
                                                         (unaudited)
Cash flows from operating activities:
  Net income                                            $  7,041,607     $  4,424,919
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and goodwill amortization                 5,365,224        2,926,924
    Loss on sale of fixed assets                              64,334          157,641
    Amortization of debt issuance costs                      131,520           46,481
    Non-recurring acquisition-related
     expenses paid in common stock                         1,009,091               --
  Changes in operating assets and liabilities
   net of business combinations:
    Accounts receivable, net                              (4,653,947)      (4,058,684)
    Costs and estimated earnings in excess of
      billings, net                                      (12,162,808)      (5,783,401)
    Inventory, net                                        (2,192,290)      (1,080,757)
    Income taxes                                           6,109,802       (2,460,438)
    Other current assets                                  (2,994,352)         (50,268)
    Other assets                                          (1,178,518)         714,165
    Accounts payable                                       3,858,142       (1,462,877)
    Accrued expenses                                       1,986,685         (374,252)
                                                        ------------     ------------
     Net cash provided by (used in) operating
       activities                                          2,384,490       (7,000,547)
                                                        ------------     ------------
Cash flows from investing activities:
  Acquisition of property and equipment                  (11,754,429)      (6,858,323)
  Cash received from sale of property and equipment          326,066          188,564
  Payments for acquisitions                               (8,665,330)      (8,415,961)
                                                        ------------     ------------
    Net cash used in investing activities                (20,093,693)     (15,085,720)
                                                        ------------     ------------
Cash flows from financing activities:
  Net change in line of credit borrowings                 19,500,000       26,902,611
  Notes payable and capital lease obligations, net        (3,398,492)      (7,371,975)
  Repayment of notes payable to related parties             (482,309)      (1,569,694)
  Debt issuance costs                                       (750,821)              --
  Proceeds from ESPP                                       1,576,157          476,160
  Proceeds from warrant and stock option exercises         9,878,945        2,230,600
                                                        ------------     ------------
   Net cash provided by financing activities              26,323,480       20,667,702
                                                        ------------     ------------

Net increase (decrease) in cash and cash equivalents       8,614,277       (1,418,565)
Cash and cash equivalents, beginning of period             3,358,341        4,840,816
                                                        ------------     ------------

Cash and cash equivalents, end of period                $ 11,972,618     $  3,422,251
                                                        ============     ============

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                    Six Months Ended June 30,
                                                                  -----------------------------
                                                                      2000             1999
                                                                  ------------     ------------
                                                                   (unaudited)
Supplemental disclosure of non-cash transactions:
  In connection with acquisitions, the Company assumed
   liabilities as follows:
     Fair value of assets acquired                                $ 25,008,109     $ 15,566,908
     Cash paid for acquisitions (net of cash acquired)            $ (8,665,330)    $ (8,415,961)
                                                                  ------------     ------------
     Liabilities and notes assumed and stock issued to sellers    $ 16,342,779     $  7,150,947
                                                                  ============     ============

  Increase in additional paid-in capital resulting from
   recognizing tax benefits from stock option and
   warrant exercises                                              $ 10,150,000     $         --
                                                                  ============     ============

Foreign currency translation adjustment                           $     20,694     $         --
                                                                  ============     ============

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

International FiberCom, Inc. ("IFCI" or the "Company"), a C Corporation incorporated in Arizona on December 29, 1972, is an end-to-end, independent solutions provider serving the telecommunications industry. The Company delivers a broad range of solutions designed to enable, enhance and support voice, data and video communications through wired and wireless networks operating inside and outside buildings - internal and external networks. In delivering these solutions, the Company designs, develops, installs and maintains networks that support Internet-related and other communications applications and services for its customers through broadband, including fiber-optic and copper, and wireless connectivity solutions. The Company develops, manufactures and sells proprietary wireless communications equipment. The Company also resells new, deinstalled and refurbished communications equipment from a variety of manufacturers. The Company delivers its products and services through three operating segments: infrastructure development; wireless technologies; and equipment distribution.

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company's consolidated financial statements have been restated to reflect the merger with Premier Cable Communications, Inc. ("Premier"), accounted for as a pooling-of-interests.

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

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)

NOTE 2 - SIGNIFICANT BALANCE SHEET COMPONENTS:

Significant balance sheet components consist of the following:

                                                         June 30,        December 31,
                                                           2000              1999
                                                       -------------     ------------
Accounts receivable, net:
  Contract billings                                    $  54,636,033     $ 40,592,199
  Retainage                                                4,070,893        3,673,616
  Non-contract related accounts receivable                   665,201        7,475,519
                                                       -------------     ------------
                                                          59,372,127       51,741,334
  Less: allowance for doubtful accounts                   (1,066,762)      (1,164,242)
                                                       -------------     ------------
                                                       $  58,305,365     $ 50,577,092
                                                       =============     ============
Costs and estimated earnings in excess of billings:
  Costs incurred on contracts in progess               $ 117,228,335     $ 76,631,918
  Estimated earnings                                      42,085,828       21,033,140
                                                       -------------     ------------
                                                         159,314,163       97,665,058
  Less: billings to date                                (131,218,998)     (81,539,411)
                                                       -------------     ------------
                                                       $  28,095,165     $ 16,125,647
                                                       =============     ============
Inventory, net:
  New and used telecommunications equipment            $  20,622,509     $ 19,218,888
  Cabling and equipment                                    1,791,227        1,222,039
  Raw materials                                              577,058          253,577
                                                       -------------     ------------
                                                          22,990,794       20,694,504
  Less: allowance for obsolete inventory                  (2,067,170)      (1,972,170)
                                                       -------------     ------------
                                                       $  20,923,624     $ 18,722,334
                                                       =============     ============
Property and equipment, net:
  Construction equipment                               $  27,207,329     $ 23,882,017
  Vehicles                                                10,210,869        8,115,934
  Building and land                                        8,564,960        2,854,860
  Office furniture and equipment                           7,349,777        5,157,612
  Software                                                 2,059,280        1,964,772
  Leasehold improvements                                   1,053,790          752,141
                                                       -------------     ------------
                                                          56,446,005       42,727,336
  Less: accumulated depreciation and amortization        (19,472,969)     (15,629,201)
                                                       -------------     ------------
                                                       $  36,973,036     $ 27,098,135
                                                       =============     ============

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)

NOTE 3 - OPERATING LINE OF CREDIT:

In March 2000, the Company entered into an Amended and Restated Revolving Credit Agreement (the "Agreement") with a syndication of commercial banks. Under the terms of the Agreement, the Company may borrow up to $100,000,000 (plus $10,000,000 in stand-by letters of credit, of which $0 were issued as of June 30, 2000) and the borrowings bear interest at either LIBOR plus 175 to 250 basis points or the prime rate plus 25 to 100 basis points, determined based on certain financial covenants, at the discretion of the Company. The Company has an option, subject to certain conditions, to increase the maximum borrowings to $150,000,000. As of June 30, 2000, total line of credit borrowings were $65,237,986. The Agreement requires monthly payments of interest and it matures in March 2003. Borrowings are secured by substantially all of the Company's assets and the Company is required to pay an annual commitment fee equal to 0.375% to 0.5%, determined based on certain financial covenants, of the unused portion of the line of credit. The Agreement places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Agreement also requires that specified financial ratios and balances be maintained. As of June 30, 2000, the Company was in compliance with these covenants.

In connection with the Agreement, the borrowing limit under the Company's equipment lease line of credit was increased from $10,000,000 to $15,000,000.

NOTE 4 - ACQUISITIONS:

Pooling-of-Interests Acquisitions

On June 1, 2000, the Company consummated a business combination with Premier which included the exchange of 865,963 shares of International Fibercom, Inc. common stock for all outstanding shares of Premier. In connection with the business combination with Premier, the Company incurred transaction-related costs of $1,380,286, which were charged to operations.

Purchase Acquisitions

During 1998 and 1999, the Company acquired Kleven Communications - CA, Inc. ("Kleven - CA"), All Star Telecom, Inc. ("All Star") and Blue Ridge Solutions ("Blue Ridge") and accounted for the acquisitions using the purchase method of accounting. Their respective purchase agreements included provisions for contingent consideration that is payable if certain financial targets are met over a three-year period. Certain financial targets specified in the purchase agreements were achieved by Kleven - CA, All Star and Blue Ridge through June 30, 2000 and the Company therefore, during the six months ended June 30, 2000, issued 175,636 shares of IFCI Common Stock, valued at $3,510,579, and paid $1,088,546 in cash, to the former owners of All Star and Blue Ridge, issued 254,205 shares of IFCI common stock, valued at $3,257,002 into an escrow account for future issuance to the former owners of All Star and accrued $1,100,000 of consideration to be paid to the former owner of Kleven - CA in July 2000. The total consideration was recorded as additional goodwill.

During the first quarter of 2000, the Company acquired Beecroft Trenching, Inc. ("Beecroft") in exchange for 161,623 shares of IFCI common stock, valued at $3,841,576, and $4,436,425 in cash. The Company accounted for the acquisition of Beecroft using the purchase method of accounting.

During the second quarter of 2000, the Company acquired New York Antenna, Inc. ("NYA") in exchange for 151,557 shares of IFCI common stock, valued at $2,191,412, and $2,105,475 in cash. The Company accounted for the acquisition of NYA using the purchase method of accounting.

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY:

Stock Option and Warrant Income Tax Benefit

During the six months ended June 30, 2000, certain employees and non-employees of the Company exercised incentive stock options, non-qualified stock options and warrants to purchase common stock of the Company. The exercise of in-the-money non-qualified stock options and warrants, as well as the disqualifying disposition of in-the-money incentive stock options, results in ordinary income to the individual and a corresponding income tax deduction for the Company. The total benefit to be recognized by the Company resulting from these exercises and sales of stock options and warrants during the six months ended June 30, 2000 is $10,150,000. This amount has been recorded on the balance sheet as income tax receivable and additional paid-in-capital.

Computation of Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

                                           Three Months Ended June 30,    Six Months Ended June 30,
                                           --------------------------    --------------------------
                                              2000           1999           2000            1999
                                           -----------    -----------    -----------    -----------
Numerator:
  Numerator for basic earnings per
    share - net income attributable
    to common stockholders                 $ 3,433,156    $ 2,371,505    $ 7,041,607    $ 4,424,919
  Preferred stock dividends                         --             --             --          4,000
                                           -----------    -----------    -----------    -----------
  Numerator for diluted earnings per
    share - adjusted net income
    attributable to common stockholders    $ 3,433,156    $ 2,371,505    $ 7,041,607    $ 4,420,919
                                           -----------    -----------    -----------    -----------
Denominator:
  Denominator for basic earnings
    per share - weighted-average
    shares outstanding                      31,855,754     28,816,969     31,225,287     28,332,675
  Effect of dilutive securities:
    Convertible preferred stock                     --             --             --         22,068
    Convertible debt                                --        122,435             --        152,375
    Dilutive options and warrants            2,733,788      1,657,141      3,026,262      1,767,555
                                           -----------    -----------    -----------    -----------

  Diluted shares outstanding                34,589,542     30,596,545     34,251,549     30,274,673
                                           -----------    -----------    -----------    -----------

NOTE 6 - SEGMENT INFORMATION:

The Company delivers it products and services through three operating segments: infrastructure development, equipment distribution and wireless technologies.

Infrastructure development provides consulting, design and engineering services; installs and maintains internal and external broadband communications systems, including underground and aerial fiber-optic, copper and wireless systems; and installs and maintains integrated local and wide area networks.

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)

Equipment distribution resells new, deinstalled and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies.

Wireless technologies designs, manufactures and installs proprietary wireless connectivity solutions designed to enable and enhance wireless communications, in both fixed and mobile applications, and tests and certifies wireless systems.

Segment information for the three and six months ended June 30, 2000 and 1999 is as follows:

                                            Infrastructure    Equipment       Wireless
                                              Development    Distribution   Technologies        Total
                                              -----------    ------------   ------------        -----
For the three months ended June 30, 2000:
  Revenues                                   $ 65,033,854    $ 9,376,444    $ 1,196,744     $ 75,607,042
  Gross margin                                 18,710,683      2,806,611        472,249       21,989,543
  Depreciation and amortization                 2,449,091        330,404         86,540        2,866,035
  Interest expense                              1,728,816        158,470         64,559        1,951,845
  Operating income (loss)                       8,642,248      1,196,077       (468,946)       9,369,379

For the three months ended June 30, 1999:
  Revenues                                   $ 35,807,576    $ 8,426,924    $   624,087     $ 44,858,587
  Gross margin                                  7,628,088      2,868,549        304,324       10,800,961
  Depreciation and amortization                 1,363,511        297,484         21,031        1,682,026
  Interest expense                                727,362        106,180             --          833,542
  Operating income                              2,980,009      1,627,252         68,067        4,675,328

For the six months ended June 30, 2000:
  Revenues                                   $121,921,073    $15,990,521    $ 1,752,747     $139,664,341
  Gross margin                                 35,317,695      4,888,040        696,483       40,902,218
  Depreciation and amortization                 4,551,468        646,453        167,303        5,365,224
  Interest expense                              3,224,616        275,707        106,863        3,607,186
  Operating income (loss)                      15,503,492      1,719,630       (850,998)      16,372,124
  Assets                                      172,301,081     49,516,270      7,694,037      229,511,388

For the six months ended June 30, 1999:
  Revenues                                   $ 59,048,751    $15,978,085    $ 1,549,174     $ 76,576,010
  Gross margin                                 13,681,532      5,354,340        828,571       19,864,443
  Depreciation and amortization                 2,308,156        597,324         21,444        2,926,924
  Interest expense                              1,145,693        247,483            316        1,393,492
  Operating income                              5,433,852      2,867,902        523,072        8,824,826
  Assets                                       80,286,811     45,259,603      6,450,608      131,997,022

For purpose of measuring the results of operations of each segment, the Company allocates corporate overhead and assets to each segment based on a percentage of revenues.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

We are an end-to-end, independent solutions provider serving the telecommunications industry. We deliver a broad range of solutions designed to enable, enhance and support voice, data and video communications through wired and wireless networks operating inside and outside buildings - internal and external networks. In delivering these solutions, we design, develop, install and maintain networks that support Internet-related and other communications applications and services for our customers through broadband, including fiber-optic, copper, and wireless connectivity solutions. We develop, manufacture and sell proprietary wireless communications equipment. We also resell new, deinstalled and refurbished communications equipment from a variety of manufacturers.

We have grown significantly since 1997 as a result of internal growth and strategic acquisitions. Consolidated revenues since 1997 have grown at an average annual rate of 60%. We deliver our products and services through three operating segments:

     *    Infrastructure Development;
     *    Wireless Technologies; and
     *    Equipment Distribution.

We derive a substantial portion of our revenue through contracts accounted for under the percentage of completion method whereby revenue is recognized based on the ratio of contract costs incurred to total estimated contract costs. As a result, gross margins can increase or decrease based upon changes in cost and revenue estimates during individual contract periods.

During the first quarter of 2000, we acquired Beecroft Trenching, Inc. ("Beecroft") in exchange for 161,623 shares of IFCI common stock, valued at $3,841,979, and $4,436,425 in cash. The acquisition of Beecroft was accounted for using the purchase method of accounting.

During the second quarter of 2000, we acquired New York Antenna, Inc. ("NYA") in exchange for 151,557 shares of IFCI common stock, valued at $2,191,412, and $2,105,475 in cash. We accounted for the acquisition of NYA using the purchase method of accounting.

During the second quarter of 2000, we consummated a business combination with Premier Cable Communications, Inc. ("Premier") which included the exchange of 865,963 shares of IFCI common stock for all outstanding shares of Premier. The business combination with Premier was accounted for as a pooling-of-interests and we incurred transaction-related costs of $1,380,286, which were charged to operations. IFCI's consolidated financial statements have been restated to reflect the business combination with Premier.

In March 2000, we entered into an Amended and Restated Revolving Credit Agreement (the "Agreement") with a syndication of commercial banks. Under the terms of the Agreement, we may borrow up to $100 million (including $10 million in stand-by letters of credit), an increase from the original borrowing limit of $60 million under the original Revolving Credit Agreement.. We have an option, subject to certain conditions, to increase the maximum borrowings to $150,000,000. Our borrowings under the Agreement bear interest at either LIBOR plus 175 to 250 basis points or the prime rate plus 25 to 100 basis points, determined based on certain financial covenants, at our discretion. In connection with the Agreement, the borrowing limit under our equipment lease line of credit was increased from $10 million to $15 million.

                              RESULTS OF OPERATIONS

The following table sets forth our consolidated statement of operations in dollars and as a percentage of revenues for the periods indicated.

                                           Three Months Ended June 30,
                                ----------------------------------------------------
                                          2000                        1999
                                -----------------------      -----------------------
Revenues                        $ 75,607,042      100.0%     $ 44,858,587      100.0%
Cost of revenues                  53,617,499       70.9%       34,057,626       75.9%
                                ------------      -----      ------------      -----

Gross margin                      21,989,543       29.1%       10,800,961       24.1%
General and administrative        12,620,164       16.7%        6,125,633       13.7%
                                ------------      -----      ------------      -----

Income from operations             9,369,379       12.4%        4,675,328       10.4%
                                ------------      -----      ------------      -----
Other income (expense):
  Interest expense                (1,951,845)      (2.6)%        (833,542)      (1.9)%
  Other income (expense)             103,535        0.1%           79,640        0.2%
  Non-recurring acquisition-
    related expenses              (1,380,286)      (1.8)%              --        0.0%
                                ------------      -----      ------------      -----
                                  (3,228,596)      (4.3)%        (753,902)      (1.7)%
                                ------------      -----      ------------      -----

Net income before
  provision for income taxes       6,140,783        8.1%        3,921,426        8.7%
Provision for income taxes        (2,707,627)      (3.6)%      (1,549,921)      (3.4)%
                                ------------      -----      ------------      -----

Net income                      $  3,433,156        4.5%     $  2,371,505        5.3%
                                ============      =====      ============      =====

                                             Six Months Ended June 30,
                                -----------------------------------------------------
                                       2000                         1999
                                ------------------------      -----------------------

Revenues                        $ 139,664,341      100.0%     $ 76,576,010      100.0%
Cost of revenues                   98,762,123       70.7%       56,711,567       74.1%
                                -------------      -----      ------------      -----

Gross margin                       40,902,218       29.3%       19,864,443       25.9%
General and administrative         24,530,094       17.6%       11,039,617       14.4%
                                -------------      -----      ------------      -----

Income from operations             16,372,124       11.7%        8,824,826       11.5%
                                -------------      -----      ------------      -----
Other income (expense):
  Interest expense                 (3,607,186)      (2.6)%      (1,393,492)      (1.8)%
  Other income (expense)              320,689        0.2%          (27,260)       0.0%
  Non-recurring acquisition-
    related expenses               (1,380,286)      (1.0)%              --        0.0%
                                -------------      -----      ------------      -----
                                   (4,666,783)      (3.3)%      (1,420,752)      (1.9)%
                                -------------      -----      ------------      -----

Net income before
  provision for income taxes       11,705,341        8.4%        7,404,074        9.7%
Provision for income taxes         (4,663,734)      (3.4)%      (2,979,155)      (3.9)%
                                -------------      -----      ------------      -----

Net income                      $   7,041,607        5.0%     $  4,424,919        5.8%
                                =============      =====      ============      =====

REVENUES. Revenues for the three months ended June 30, 2000 increased $30.7 million, or 68.5%, to $75.6 million from $44.9 million for the same period in 1999. This increase was comprised of revenue growth of $29.2 million in the infrastructure development segment, $1.0 million in the equipment distribution segment and $573,000 in the wireless technologies segment.

Revenues for the six months ended June 30, 2000 increased $63.1 million, or 82.4%, to $139.7 million for the same period in 1999. This increase was comprised of revenue growth of $62.9 million in the infrastructure development segment, $203,000 in the wireless segment and relatively no change in the equipment distribution segment.

The revenue increase for the infrastructure development segment for the three months ended June 30, 2000, compared to the same period in 1999, consisted of $8.6 million of revenues generated from subsidiaries acquired subsequent to June 30, 1999 and $20.6 million of revenues generated from internal increases in contract activity resulting from increased demand for infrastructure development services. The revenue increase for the infrastructure development segment for the six months ended June 30, 2000, compared to the same period in 1999, consisted of $27.4 million of revenues generated from subsidiaries acquired subsequent to March 31, 1999 and $35.5 million of revenues generated from internal increases in contract activity resulting from increased demand for infrastructure development services.

The increase in revenues for the equipment distribution segment for the three months ended June 30, 2000, compared to the same period in 1999, was primarily the result of expanding its product line.

The increase in revenues for the wireless technologies segment for the three and six month periods ended June 30, 2000, compared to the same periods in 1999, was primarily the result of an increase in services performed for new and existing customers.

GROSS MARGIN. Gross margin for the three months ended June 30, 2000 increased $11.2 million, or 103.6%, to $22.0 million from $10.8 million for the same period in 1999. This increase was comprised of gross margin growth of $11.1 million in the infrastructure development segment and $168,000 in the wireless technologies segment, offset by a gross margin decline of $62,000 in the equipment distribution segment.

Gross margin for the six months ended June 30, 2000 increased $21.0 million, or 105.9%, to $40.9 million from $19.9 million for the same period in 1999. This increase was comprised of gross margin growth of $21.6 million in the infrastructure development segment, offset by gross margin decreases of $466,000 in the equipment distribution segment and $132,000 in the wireless technologies segment.

Gross margin as a percentage of revenues increased to 29.1% for the three months ended June 30, 2000, from 24.1% for the same period in 1999. Gross margin as a percentage of revenues for the infrastructure development was 28.8% for the three months ended June 30, 2000, from 21.3% for the same period in 1999. Gross margin as a percentage of revenues for the equipment distribution segment was 29.9% for the three months ended June 30, 2000, from 34.0% for the same period in 1999. Gross margin as a percentage of revenues for the wireless technologies segment was 39.5% for the three months ended June 30, 2000, from 48.8% for the same period in 1999.

Gross margin as a percentage of revenues increased to 29.3% for the six months ended June 30, 2000, from 25.9% for the same period in 1999. Gross margin as a percentage of revenues for the infrastructure development was 29.0% for the six months ended June 30, 2000, from 23.2% for the same period in 1999. Gross margin as a percentage of revenues for the equipment distribution segment was 30.6% for the six months ended June 30, 2000, from 33.5% for the same period in 1999. Gross margin as a percentage of revenues for the wireless technologies segment was 39.7% for the six months ended June 30, 2000, from 53.5% for the same period in 1999.

Gross margin increased for the infrastructure development group, both in total and as a percentage of revenues, primarily due to obtaining larger contracts that resulted in improved production efficiencies and more favorable terms on new contracts. Additionally, gross margin in total increased for the infrastructure development group as a result of newly acquired companies. For the three months ended June 30, 2000, $3.4 million of the gross margin increase for the infrastructure development segment resulted from subsidiaries acquired subsequent to June 30, 1999. For the six months ended June 30, 2000, $8.8 million of the gross margin increase for the infrastructure development segment resulted from subsidiaries acquired subsequent to March 31, 1999.

Gross margin decreased for the equipment distribution segment, both in total and as a percentage of revenues, due to changes in the mix and cost basis of inventory sold.

Gross margin increased in total for the wireless technologies segment due to an increase in the volume of service work performed. Gross margin as a percentage of revenues declined for the wireless technologies segment due the volume increase being comprised of additional services work, which generally has a lower gross margin percentage than product sales, and the Company concentrating more of its efforts on the research and development of new technologies.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 2000 increased $6.5 million, or 106.0%, to $12.6 million from $6.1 million for the same period in 1999. General and administrative expense for the six months ended June 30, 2000 increased $13.5 million, or 122.2%, to $24.5 million from $11.0 million for the same period in 1999. The increases were primarily due to incremental costs associated with acquisitions made during the past 12 months, as well as internal growth of existing subsidiaries and management additions made during the past 12 months to support our continued growth. General and administrative expenses, as a percentage of revenues, for the three months ended June 30, 2000 were 16.7%, compared to 13.7% for the same period in the prior year. General and administrative expenses, as a percentage of revenues, for the six months ended June 30, 2000 were 17.6%, compared to 14.4% for the same period in the prior year. These increases as a percentage of revenues were due to our adding personnel and creating separate geographical management teams to support future growth.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE). Interest expense and other income (expense) for the three months ended June 30, 2000 increased $1.1 million, or 145.2%, to $1.8 million from $754,000 for the same period in 1999. Interest expense and other income (expense) increased $1.9 million, or 131.3%, to $3.3 million for the six months ended June 30, 2000, from $1.4 million for the same period in 1999. The increases are primarily due to interest expense on our credit facilities. Borrowing activity has increased significantly during the past 12 months due to the acquisition of several subsidiaries through purchase agreements consisting of all cash or cash and common stock terms as well as the acquisition of operating equipment to support revenue growth in the infrastructure development segment.

NON-RECURRING ACQUISITION-RELATED EXPENSES. Non-recurring acquisition-related expenses totaled $1.4 million for the three and six months ended June 30, 2000 and consisted of expenses incurred to consummate the acquisition of Premier, which was accounted for as a pooling-of-interests. There were no acquisitions accounted for as pooling-of-interests in 1999.

PROVISION FOR INCOME TAXES. Income taxes for the three months ended June 30, 2000 increased $1.2 million, or 74.7%, to $2.7 million from $1.5 million for the same period in 1999. Income taxes for the six months ended June 30, 2000 increased $1.7 million, or 56.5%, to $4.7 million from $3.0 million for the same period in 1999. The provision for income taxes increased due to higher taxable earnings for the three month and six month periods ended June 30, 2000, compared to the same periods in 1999. Excluding the impact of non-recurring acquisition related expenses, which are not deductible for tax purposes, the effective tax rate declined to 36.0% for both the three and six months periods ended June 30, 2000, from 39.5% for the three month period ended June 30, 1999 and 40.2% for the six month period ended June 30, 1999. This decline in the effective tax rate is the result of us generating a more proportionate share of income in states with lower tax rates and the effect of research and development tax credits generated in 2000.

NET INCOME. Net income attributable to common stockholders for the three months ended June 30, 2000 increased $1.0 million, or 44.8%, to $3.4 million from $2.4 million for the same period in 1999. Net income attributable to common stockholders for the six months ended June 30, 2000 increased $2.6 million, or 59.1%, to $7.0 million from $4.4 million for the same period in 1999. The increase was the result of higher gross margins, offset by increases in general and administrative expenses, other expenses, non-recurring acquisition-related expenses and provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our capital needs relate primarily to equipment needed to support revenue growth and to provide working capital for general corporate purposes, including strategic acquisitions. We have historically financed operations through a combination of operating cash flow, lines of credit, and debt and equity offerings. Our liquidity is impacted, to a large degree, by the nature of billing provisions under our installation and service contracts. Generally, in the early periods of contracts, cash expenditures and accrued profits are greater than allowed billings, while contract completion results in billing previously unbilled costs and related accrued profits.

For the first six months of 2000, net cash provided by operations totaled $2.4 million as compared to cash used in operations of $7.0 million for the same period in the prior year. Cash generated from operations during the period totaled $13.6 million consisting of net income of $7.0 million, depreciation and amortization of $5.4 million, non-recurring acquisition-related expenses paid in stock totaling $1.0 million and $200,000 of other items. Operating assets and liabilities decreased operating cash flow $11.2 million, primarily due to and increases in accounts receivable, inventory, other assets and costs and estimated earnings in excess of billings, offset by decreases in accounts payable, accrued expenses and income taxes payable.

During the first six months of 2000, we used $20.1 million in investing activities which consisted primarily of net equipment purchases totaling $11.4 million and cash used in business acquisitions totaling $8.7 million. For the first six months of 2000, financing activities generated $26.3 million which consisted primarily of net borrowings under our credit facilities totaling $19.5 million, $9.9 million in proceeds from warrant and stock option exercises and $1.6 million in proceeds from common stock purchased under the ESPP, offset by $3.9 million of net repayments of notes payable and capital lease obligations, and $751,000 of debt issuance costs paid.

As of June 30, 2000, we had a revolving line of credit with a syndication of commercial banks totaling $100 million (with an option, under certain conditions, to raise the total borrowings available to $150,000,000), with an available balance of approximately $34.8 million. Additionally, we had a $15 million lease line of credit, with an available balance of approximately $5.5 million. Aggregate proceeds from current working capital, funds generated through operations and current availability under existing credit facilities are considered sufficient to fund the anticipated growth in our operations for the next 12 to 18 months. We may, however, seek to obtain additional capital through additional debt or equity offerings depending upon prevailing market conditions and the demand for our products and services.

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

ITEM 2. CHANGES IN SECURITIES.

Sales of Unregistered Securities

During the second quarter of 2000, we issued 79,624 shares of common stock to the former shareholders of All Star Telecom, Inc. ("All Star"), and 254,205 shares of common stock into an escrow fund for future issuance to the former shareholders of All Star. These shares were issued at a price of $12.8125 per share, the then market price, in connection with consideration payable to the former shareholders of All Star as stated in its amended purchase agreement. All Star was acquired by the Company in April 1999. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D of the Act.

During the second quarter of 2000, we issued 151,557 shares of common stock to the shareholders of NY Antenna, Inc. ("NYA") at a price of $14.46, the average market price of our common stock on the NASDAQ National Market for the ten trading days prior to issuance, in connection with our acquisition of the stock of NYA. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D of the Act.

During the second quarter of 2000, we issued 865,963 shares of common stock to the shareholders of Premier Cable Communications, Inc. ("Premier") at a price of $15.72, the average market price of our common stock on the NASDAQ National Market for the ten trading days beginning five days prior to close and ending four days following close, in connection with our acquisition of all of the common stock of Premier.. In addition, we issued 64,178 shares of common stock, at a price of $15.72, to a business advisory group that assisted us in the completion of the acquisition of Premier. Such shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our 2000 Annual Meeting of Shareholders on June 16, 2000. At the Annual Meeting, the following eight individuals were elected as directors to serve until the 2001 Annual Meeting of Shareholders:

                                        Votes for               Withheld
                                        ---------               --------
     Joseph P. Kealy                    24,546,142               241,022
     C. James Jensen                    24,546,142               241,022
     John F. Kealy                      24,546,142               241,022
     John P. Morbeck                    24,546,142               241,022
     Richard J. Seminoff                24,546,142               241,022
     John P. Stephens                   24,546,142               241,022
     Jerry A. Kleven                    24,546,142               241,022
     V. Thompson Brown, Jr.             24,546,142               241,022

     The shareholders also approved the addition of 3,000,000 shares of common stock to the 1997 Stock Option Plan and ratified the appointment of BDO Seidman, LLP as our independent accountants to examine our financial statements for the fiscal year ending December 31, 2000. The vote on these matters was as follows:

                                               Votes Against
                              Votes for         or Withheld       Abstentions
                              ---------         -----------       -----------
     Amendment of
     Stock Option Plan        16,267,601        8,380,280           131,883

     Ratification of
     BDO Seidman, LLP         24,627,038          107,232            52,894

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


                                        INTERNATIONAL FIBERCOM, INC.

                                        By /s/ Terry W. Beiriger
                                           -------------------------------------
                                           Terry W. Beiriger,
                                           Chief Financial Officer

DATED: August 14, 2000

                                  EXHIBIT INDEX

Exhibits       Description
---------      -----------

   27.         Financial Data Schedule