Form 10-Q
period 2000-09-30
INTERNATIONAL FIBERCOM INC
filed 2000-11-14
CIK 924632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000     Commission File No 1-13278


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

                                 Yes [X] No [ ]

     Common Stock without par value 33,472,466 shares issued and 33,266,777 outstanding at October 31, 2000

                                      INDEX

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets - September 30, 2000 (unaudited)
        and December 31, 1999                                                 2

        Consolidated statements of income (unaudited) -
        Three months ended September 30, 2000 and 1999; Nine months
        ended September 30, 2000 and 1999                                     3

        Consolidated statement of changes in stockholders'
        equity - Nine months ended September 30, 2000 (unaudited)             4

        Consolidated statements of cash flows (unaudited) - Nine
        months ended September 30, 2000 and 1999                              5

        Notes to consolidated financial statements (unaudited)
        - September 30, 2000                                                  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    17

Item 2. Changes in Securities                                                17

Item 6. Exhibits and Reports on Form 8-K                                     18

                          INTERNATIONAL FIBERCOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,      December 31,
                                                            2000              1999
                                                        -------------     -------------
                                      Assets             (unaudited)
Current assets:
  Cash and cash equivalents                             $  14,061,982     $   3,358,341
  Accounts receivable - trade, net                         62,450,870        50,577,092
  Costs and estimated earnings in excess of billings       38,480,442        16,125,647
  Inventory, net                                           20,805,426        18,722,334
  Income tax receivable                                     4,396,311           868,055
  Deferred tax asset                                        1,961,894         1,961,894
  Other current assets                                      4,699,589         2,685,835
                                                        -------------     -------------
   Total current assets                                   146,856,514        94,299,198

Property and equipment, net                                43,680,351        27,098,135
Goodwill, net                                              61,515,593        40,398,981
Other assets, net                                           3,929,755         1,537,546
                                                        -------------     -------------

Total assets                                            $ 255,982,213     $ 163,333,860
                                                        =============     =============

                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of notes payable and
    capital lease obligations                           $   5,657,155     $   6,656,379
  Current portion of notes payable to
    related parties                                           341,165           925,911
  Accounts payable                                         26,091,967        16,395,723
  Accrued expenses                                          6,839,356         5,373,737
                                                        -------------     -------------
   Total current liabilities                               38,929,643        29,351,750

Notes payable and capital lease obligations                14,849,706        11,868,269
Notes payable to related parties                                   --           146,776
Line of credit                                             76,337,986        45,737,986
Deferred tax liability                                      1,720,146         1,720,146
                                                        -------------     -------------
   Total liabilities                                      131,837,481        88,824,927
                                                        -------------     -------------
Stockholders' equity:
   Common stock, no par value, 100,000,000
    shares authorized; 33,398,970 shares
    issued and 33,193,281 shares outstanding
    at September 30, 2000; 29,978,157
    shares issued and 29,772,468 shares
    outstanding at December 31, 1999                       89,447,569        60,124,750
   Additional paid-in capital                              12,731,149         2,581,149
   Foreign currency translation adjustment                    (47,911)               --
   Retained earnings                                       22,844,012        12,633,121
                                                        -------------     -------------
                                                          124,974,819        75,339,020
   Less: treasury stock, 205,689 shares, at cost             (830,087)         (830,087)
                                                        -------------     -------------
   Total stockholders' equity                             124,144,732        74,508,933
                                                        -------------     -------------

   Total liabilities and stockholders' equity           $ 255,982,213     $ 163,333,860
                                                        =============     =============

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   Three Months Ended September 30,   Nine Months Ended September 30,
                                   --------------------------------   -------------------------------
                                        2000             1999             2000              1999
                                    ------------     ------------     -------------     -------------
                                                               (unaudited)
Revenues                            $ 87,368,954     $ 53,414,015     $ 227,033,295     $ 129,990,025
Cost of revenues                      66,239,101       42,441,328       165,001,224        99,152,895
                                    ------------     ------------     -------------     -------------

Gross margin                          21,129,853       10,972,687        62,032,071        30,837,130
General and administrative
  expenses                            14,070,214        8,765,133        38,600,308        19,804,750
                                    ------------     ------------     -------------     -------------

Income from operations                 7,059,639        2,207,554        23,431,763        11,032,380
                                    ------------     ------------     -------------     -------------
Other income (expense):
  Interest income                        240,084           93,650           636,360           175,109
  Interest expense                    (2,340,651)      (1,138,273)       (5,947,837)       (2,531,765)
  Other income (expense)                  (7,065)          63,651           (82,652)          (45,068)
  Non-recurring
    acquisition-related expenses              --               --        (1,380,286)               --
                                    ------------     ------------     -------------     -------------
                                      (2,107,632)        (980,972)       (6,774,415)       (2,401,724)
                                    ------------     ------------     -------------     -------------
Net income before
  provision for income taxes           4,952,007        1,226,582        16,657,348         8,630,656
Provision for income taxes            (1,782,723)        (583,898)       (6,446,457)       (3,563,053)
                                    ------------     ------------     -------------     -------------

Net income                          $  3,169,284     $    642,684     $  10,210,891     $   5,067,603

Preferred stock dividend                      --               --                --             4,000
                                    ------------     ------------     -------------     -------------
Net income attributable
  to common stockholders            $  3,169,284     $    642,684     $  10,210,891     $   5,063,603
                                    ------------     ------------     -------------     -------------
Earnings per common share:
    Basic                           $       0.10     $       0.02     $        0.32     $        0.18
    Diluted                         $       0.09     $       0.02     $        0.29     $        0.17

Shares used in computing
  earnings per share:
    Basic                             32,955,548       29,494,551        31,789,906        28,638,612
    Diluted                           36,026,127       31,141,653        34,822,425        30,440,304

                See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                  Common Stock           Additional
                                            -------------------------      Paid-in
                                              Shares        Amount         Capital
                                            ----------    -----------    -----------
Balance January 1, 2000                     29,978,157    $60,124,750    $ 2,581,149
Current year activity (unaudited):
  Exercise of common stock
    options and warrants                     2,228,563     11,340,758
  Common stock issued under ESPP               237,488      1,576,976
  Common stock issued in connection
    with acquisitions                          890,584     15,395,994
  Non-recurring acquisition-related
    expenses paid in common stock               64,178      1,009,091
  Change in foreign currency translation
  Stock option and warrant
    income tax benefit                                                    10,150,000
  Net income
                                            ----------    -----------    -----------

Balance, September 30, 2000 (unaudited)     33,398,970    $89,447,569    $12,731,149
                                            ==========    ===========    ===========

                                            Foreign
                                           Currency        Retained    Treasury
                                          Translation      Earnings      Stock        Totals
                                          ------------   ------------  ---------   ------------
Balance January 1, 2000                   $         --   $ 12,633,121  $(830,087)  $ 74,508,933
Current year activity (unaudited):
  Exercise of common stock
    options and warrants                                                             11,340,758
  Common stock issued under ESPP                                                      1,576,976
  Common stock issued in connection
    with acquisitions                                                                15,395,994
  Non-recurring acquisition-related
    expenses paid in common stock                                                     1,009,091
  Change in foreign currency translation       (47,911)                                 (47,911)
  Stock option and warrant
    income tax benefit                                                               10,150,000
  Net income                                               10,210,891                10,210,891
                                          ------------   ------------  ---------   ------------

Balance, September 30, 2000 (unaudited)   $    (47,911)  $ 22,844,012  $(830,087)  $124,144,732
                                          ============   ============  =========   ============

                See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                            2000             1999
                                                        ------------     ------------
                                                                 (unaudited)
Cash flows from operating activities:
  Net income                                            $ 10,210,891     $  5,067,603
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and goodwill amortization                 8,657,301        5,191,568
    Loss (gain) on sale of fixed assets                       (9,079)         154,289
    Amortization of debt issuance costs                      234,612           71,996
    Non-recurring acquisition-related
     expenses paid in common stock                         1,009,091               --
  Changes in operating assets and liabilities
   net of business combinations:
    Accounts receivable, net                              (8,797,257)      (6,280,382)
    Costs and estimated earnings in excess of
     billings, net                                       (24,448,085)      (6,262,755)
    Inventory, net                                        (2,074,092)      (1,792,193)
    Income taxes                                           6,621,744       (2,720,368)
    Other current assets                                  (1,953,838)        (875,115)
    Other assets                                          (1,832,764)         (26,050)
    Accounts payable                                       8,230,422         (329,915)
    Accrued expenses                                       1,457,029         (389,617)
                                                        ------------     ------------
     Net cash provided by (used in) operating
       activities                                         (2,694,025)      (8,190,939)
                                                        ------------     ------------
Cash flows from investing activities:
  Acquisition of property and equipment                  (20,985,370)     (11,291,520)
  Cash received from sale of property and equipment        1,322,134          243,835
  Payments for acquisitions                               (9,865,339)     (11,340,929)
                                                        ------------     ------------
     Net cash used in investing activities               (29,528,575)     (22,388,614)
                                                        ------------     ------------
Cash flows from financing activities:
  Net change in line of credit borrowings                 30,600,000       37,937,986
  Notes payable and capital lease obligations, net           925,287       (8,564,805)
  Repayment of notes payable to related parties             (731,522)      (1,072,201)
  Debt issuance costs                                       (785,257)        (168,889)
  Proceeds from ESPP                                       1,576,975          476,160
  Proceeds from warrant and stock option exercises        11,340,758        2,930,196
                                                        ------------     ------------
     Net cash provided by financing activities            42,926,241       31,538,447
                                                        ------------     ------------

Net increase (decrease) in cash and cash equivalents      10,703,641          958,894
Cash and cash equivalents, beginning of period             3,358,341        4,840,816
                                                        ------------     ------------

Cash and cash equivalents, end of period                $ 14,061,982     $  5,799,710
                                                        ============     ============

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                       2000             1999
                                                                   ------------     ------------
                                                                             (unaudited)
Supplemental disclosure of non-cash transactions:
  In connection with acquisitions, the Company assumed
    liabilities as follows:
      Fair value of assets acquired                                $ 29,057,055     $ 18,473,640
      Cash paid for acquisitions (net of cash acquired)              (9,315,339)     (11,340,929)
                                                                   ------------     ------------
      Liabilities and notes assumed and stock issued to sellers    $ 19,741,716     $  7,132,711
                                                                   ============     ============

  Increase in additional paid-in capital resulting from
    recognizing tax benefits from stock option and
    warrant exercises                                              $ 10,150,000     $         --
                                                                   ============     ============

Foreign currency translation adjustment                            $     47,911     $         --
                                                                   ============     ============

                 See notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

International FiberCom, Inc. ("IFCI" or the "Company"), a C Corporation incorporated in Arizona on December 29, 1972, is an end-to-end, independent solutions provider serving the telecommunications industry. The Company delivers a broad range of solutions designed to enable, enhance and support voice, data and video communications through wired and wireless networks operating inside and outside buildings - internal and external networks. In delivering these solutions, the Company designs, develops, installs and maintains networks that support Internet-related and other communications applications and services for its customers through broadband, including fiber-optic and copper, and wireless connectivity solutions. The Company develops, manufactures and sells proprietary wireless communications equipment. The Company also resells new, deinstalled and refurbished communications equipment from a variety of manufacturers. The Company delivers its products and services through three operating segments: infrastructure development; wireless; and equipment distribution.

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)

NOTE 2 - SIGNIFICANT BALANCE SHEET COMPONENTS:

Significant balance sheet components consist of the following:

                                                        September 30,    December 31,
                                                            2000             1999
                                                       -------------     ------------
Accounts receivable, net:
  Contract billings                                    $  57,832,951     $ 40,592,199
  Retainage                                                4,516,247        3,673,616
  Non-contract related accounts receivable                 1,016,578        7,475,519
                                                       -------------     ------------
                                                          63,365,776       51,741,334
  Less: allowance for doubtful accounts                     (914,906)      (1,164,242)
                                                       -------------     ------------
                                                       $  62,450,870     $ 50,577,092
                                                       =============     ============
Costs and estimated earnings in excess of billings:
  Costs incurred on contracts in progess               $ 136,261,445     $ 76,631,918
  Estimated earnings                                      53,635,061       21,033,140
                                                       -------------     ------------
                                                         189,896,506       97,665,058
  Less: billings to date                                (151,416,064)     (81,539,411)
                                                       -------------     ------------
                                                       $  38,480,442     $ 16,125,647
                                                       =============     ============
Inventory, net:
  New and used telecommunications equipment            $  20,518,845     $ 19,218,888
  Cabling and equipment                                    1,581,551        1,222,039
  Raw materials                                              820,200          253,577
                                                       -------------     ------------
                                                          22,920,596       20,694,504
  Less: allowance for obsolete inventory                  (2,115,170)      (1,972,170)
                                                       -------------     ------------
                                                       $  20,805,426     $ 18,722,334
                                                       =============     ============
Property and equipment, net:
  Construction equipment                               $  33,108,166     $ 23,882,017
  Vehicles                                                10,542,215        8,115,934
  Building and land                                        9,269,396        2,854,860
  Office furniture and equipment                           7,674,571        5,157,612
  Software                                                 2,581,869        1,964,772
  Leasehold improvements                                   1,178,158          752,141
                                                       -------------     ------------
                                                          64,354,375       42,727,336
  Less: accumulated depreciation and amortization        (20,674,024)     (15,629,201)
                                                       -------------     ------------
                                                       $  43,680,351     $ 27,098,135
                                                       -------------     ------------
Goodwill, net:
  Goodwill                                             $  67,208,643     $ 43,906,591
  Less: accmulated amortization                           (5,693,050)      (3,507,610)
                                                       -------------     ------------
                                                       $  61,515,593     $ 40,398,981
                                                       =============     ============

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)

NOTE 3 - OPERATING LINE OF CREDIT:

In March 2000, the Company entered into an Amended and Restated Revolving Credit Agreement (the "Agreement") with a syndication of commercial banks. Under the terms of the Agreement, the Company may borrow up to $100,000,000 (plus $10,000,000 in stand-by letters of credit, of which $3,182,190 were issued as of September 30, 2000). Borrowings bear interest at either LIBOR plus 175 to 250 basis points or the prime rate plus 25 to 100 basis points, determined based on certain financial covenants, at the discretion of the Company. The Company has an option, subject to certain conditions, to increase the maximum borrowings to $150,000,000. As of September 30, 2000, total line of credit borrowings were $76,337,986. The Agreement requires monthly payments of interest and it matures in March 2003. Borrowings are secured by substantially all of the Company's assets and the Company is required to pay an annual commitment fee equal to 0.375% to 0.5%, determined based on certain financial covenants, of the unused portion of the line of credit. The Agreement places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Agreement also requires that specified financial ratios and balances be maintained. As of September 30, 2000, the Company was in compliance with these covenants.

In connection with the Agreement, the borrowing limit under the Company's equipment lease line of credit was increased from $10,000,000 to $15,000,000. In September 2000, the borrowing limit under the equipment lease line of credit was further increased to $25,000,000. Total borrowings outstanding at September 30, 2000 under the equipment lease line was $15,418,324.

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

PURCHASE ACQUISITIONS

During 1998 and 1999, the Company acquired Kleven Communications - CA, Inc. ("Kleven - CA"), All Star Telecom, Inc. ("All Star") and Blue Ridge Solutions ("Blue Ridge") and accounted for the acquisitions using the purchase method of accounting. Their respective purchase agreements included provisions for contingent consideration that is payable if certain financial targets are met over a three-year period. Certain financial targets specified in the purchase agreements were achieved by Kleven - CA, All Star and Blue Ridge during the nine months ended September 30, 2000. Therefore, the Company issued 199,530 shares of IFCI common stock, valued at $4,060,579, and paid $1,638,546 in cash, to the former owners of Kleven - CA, All Star and Blue Ridge, and issued 254,205 shares of IFCI common stock, valued at $3,257,002 into an escrow account for potential future issuance to the former owners of All Star. The total consideration was recorded as additional goodwill.

During the first quarter of 2000, the Company acquired Beecroft Trenching, Inc. ("Beecroft") in exchange for 248,738 shares of IFCI common stock, valued at $5,187,001 and $4,436,425 in cash. The Company accounted for the acquisition of Beecroft using the purchase method of accounting.

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

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)

During the third quarter of 2000, the Company acquired Precision Direction Services, Inc. ("Precision") in exchange for 31,959 shares of IFCI common stock, valued at $612,000, and $175,000 in cash. The Company accounted for the acquisition of Precision using the purchase method of accounting.

NOTE 5 - STOCKHOLDERS' EQUITY:

STOCK OPTION AND WARRANT INCOME TAX BENEFIT

During the nine months ended September 30, 2000, certain employees and non-employees of the Company exercised incentive stock options, non-qualified stock options and warrants to purchase common stock of the Company. The exercise of in-the-money non-qualified stock options and warrants, as well as the disqualifying disposition of in-the-money incentive stock options, results in ordinary income to the individual and a corresponding income tax deduction for the Company. The total benefit to be recognized by the Company resulting from these exercises and sales of stock options and warrants during the nine months ended September 30, 2000 is $10,150,000. This amount has been recorded on the balance sheet as income tax receivable and additional paid-in-capital.

COMPUTATION OF EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                           --------------------------    --------------------------
                                              2000           1999           2000           1999
                                           -----------    -----------    -----------    -----------
Numerator:
  Numerator for basic earnings per
    share - net income attributable
    to common stockholders                 $ 3,169,284    $   642,684    $10,210,891    $ 5,067,603
  Preferred stock dividends                         --             --             --          4,000
                                           -----------    -----------    -----------    -----------
  Numerator for diluted earnings per
    share - adjusted net income
    attributable to common stockholders    $ 3,169,284    $   642,684    $10,210,891    $ 5,063,603
                                           ===========    ===========    ===========    ===========

Denominator:
  Denominator for basic earnings
    per share - weighted-average
    shares outstanding                      32,955,548     29,494,551     31,789,906     28,638,612
  Effect of dilutive securities:
    Convertible preferred stock                     --             --             --         14,631
    Convertible debt                                --             --             --        101,025
    Dilutive options and warrants            3,070,579      1,647,102      3,032,519      1,686,036
                                           -----------    -----------    -----------    -----------

  Diluted shares outstanding                36,026,127     31,141,653     34,822,425     30,440,304
                                           ===========    ===========    ===========    ===========

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)

NOTE 6 - SEGMENT INFORMATION:

The Company delivers it products and services through three operating segments: infrastructure development, equipment distribution and wireless.

Infrastructure development provides consulting, design and engineering services; installs and maintains internal and external broadband communications systems, including underground and aerial fiber-optic and copper systems; and installs and maintains integrated local and wide area networks.

Equipment distribution resells new, deinstalled and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies.

Wireless includes technology and traditional deployment services. Wireless technologies includes the design, manufacture and installation of proprietary wireless connectivity solutions designed to enable and enhance wireless communications, in both fixed and mobile applications. Wireless services includes site development, maintenance and optimization services.

Segment information for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                            Infrastructure     Equipment
                                              Development     Distribution      Wireless       Total
                                              ------------    ------------     ----------   ------------
For the three months ended September 30, 2000:
  Revenues                                    $ 73,927,683    $ 10,781,256     $2,660,015   $ 87,368,954
  Gross margin                                  17,298,718       3,004,186        826,949     21,129,853
  Depreciation and amortization                  2,795,705         353,608        115,982      3,265,295
  Interest expense                               2,019,749         183,035        137,867      2,340,651
  Operating income (loss)                        6,669,094       1,180,971       (790,426)     7,059,639

For the three months ended September 30, 1999:
  Revenues                                    $ 45,367,029     $ 7,433,306      $ 613,680   $ 53,414,015
  Gross margin                                   8,771,343       2,115,720         85,624     10,972,687
  Depreciation and amortization                  1,735,091         325,779        203,774      2,264,644
  Interest expense                               1,041,346          88,012          8,915      1,138,273
  Operating income (loss)                        1,879,355         789,891       (461,692)     2,207,554

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)

e
                                            Infrastructure     Equipment
                                              Development     Distribution      Wireless       Total
                                              ------------    ------------     ----------   ------------
For the nine months ended September 30, 2000:
    Revenues                                  $ 195,848,756   $ 26,771,777    $ 4,412,762   $ 227,033,295
    Gross margin                                 52,850,728      7,892,226      1,289,117      62,032,071
    Depreciation and amortization                 7,414,608        996,625        246,068       8,657,301
    Interest expense                              5,278,535        458,685        210,617       5,947,837
    Operating income (loss)                      21,993,616      2,903,962     (1,465,815)     23,431,763
    Assets                                      194,472,871     52,382,269      9,127,072     255,982,213

For the nine months ended September 30, 1999:
    Revenues                                  $ 104,415,780   $ 23,411,391    $ 2,162,854   $ 129,990,025
    Gross margin                                 22,452,875      7,470,060        914,195      30,837,130
    Depreciation and amortization                 4,052,229        919,862        219,477       5,191,568
    Interest expense                              2,193,419        329,124          9,222       2,531,765
    Operating income                              7,340,218      3,633,800         58,362      11,032,380
    Assets                                      102,529,671     44,293,455      6,416,745     153,239,871

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

     *    Infrastructure Development;
     *    Wireless; and
     *    Equipment Distribution.

We derive a substantial portion of our revenue through contracts accounted for under the percentage of completion method whereby revenue is recognized based on the ratio of contract costs incurred to total estimated contract costs. As a result, gross margins can increase or decrease based upon changes in cost and revenue estimates during individual contract periods.

During the first quarter of 2000, we acquired Beecroft Trenching, Inc. ("Beecroft") in exchange for 248,738 shares of IFCI common stock, valued at $5,187,001, and $4,436,425 in cash. The acquisition of Beecroft was accounted for using the purchase method of accounting.

During the second quarter of 2000, we acquired New York Antenna, Inc. ("NYA") in exchange for 151,557 shares of IFCI common stock, valued at $2,191,412, and $2,105,475 in cash. We accounted for the acquisition of NYA using the purchase method of accounting.

During the third quarter of 2000, the Company acquired Precision Direction Services, Inc. ("Precision") in exchange for 31,959 shares of IFCI common stock, valued at $612,000, and $175,000 in cash. The Company accounted for the acquisition of Precision using the purchase method of accounting.

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

In March 2000, we entered into an Amended and Restated Revolving Credit Agreement (the "Agreement") with a syndication of commercial banks. Under the terms of the Agreement, we may borrow up to $100 million (including $10 million in stand-by letters of credit), an increase from the original borrowing limit of $60 million under the original Revolving Credit Agreement. We have an option, subject to certain conditions, to increase the maximum borrowings to $150,000,000. Our borrowings under the Agreement bear interest at either LIBOR plus 175 to 250 basis points or the prime rate plus 25 to 100 basis points, determined based on certain financial covenants, at our discretion. In connection with the Agreement, the borrowing limit under our equipment lease line of credit was increased from $10 million to $15 million, and has been subsequently increased to $25 million.

                              RESULTS OF OPERATIONS

The following table sets forth our consolidated statement of operations in dollars and as a percentage of revenues for the periods indicated.

                                   Three Months Ended September 30,               Nine Months Ended September 30,
                              ------------------------------------------   ---------------------------------------------
                                      2000                  1999                    2000                    1999
                              -------------------   --------------------   ---------------------   ---------------------
Revenues                      $ 87,368,954  100.0%  $ 53,414,015   100.0%  $ 227,033,295   100.0%  $ 129,990,025   100.0%
Cost of revenues                66,239,101   75.8%    42,441,328    79.5%    165,001,224    72.7%     99,152,895    76.3%
                              ------------  -----   ------------   -----   -------------   -----   -------------   -----

Gross margin                    21,129,853   24.2%    10,972,687    20.5%     62,032,071    27.3%     30,837,130    23.7%
General and administrative      14,070,214   16.1%     8,765,133    16.4%     38,600,308    17.0%     19,804,750    15.2%
                              ------------  -----   ------------   -----   -------------   -----   -------------   -----

Income from operations           7,059,639    8.1%     2,207,554     4.1%     23,431,763    10.3%     11,032,380     8.5%
                              ------------  -----   ------------   -----   -------------   -----   -------------   -----
Other income (expense):
  Interest expense              (2,340,651)  -2.7%    (1,138,273)   -2.1%     (5,947,837)   -2.6%     (2,531,765)   -2.0%
  Other income (expense)           233,019    0.3%       157,301     0.2%        553,708     0.2%        130,041     0.1%
  Non-recurring acquisition-
    related expenses                    --    0.0%            --     0.0%     (1,380,286)   -0.6%              --    0.0%
                              ------------  -----   ------------   -----   -------------   -----   -------------   -----
                                (2,107,632)  -2.4%      (980,972)   -1.9%     (6,774,415)   -3.0%     (2,401,724)   -1.9%
                              ------------  -----   ------------   -----   -------------   -----   -------------   -----
Net income before
  provision for income taxes     4,952,007    5.7%     1,226,582     2.2%     16,657,348     7.3%      8,630,656     6.6%
Provision for income taxes      (1,782,723)  -2.1%      (583,898)   -1.0%     (6,446,457)   -2.8%     (3,563,053)   -2.7%
                              ------------  -----   ------------   -----   -------------   -----   -------------   -----

Net income                    $  3,169,284    3.6%  $    642,684     1.2%  $  10,210,891     4.5%  $   5,067,603     3.9%
                              ============  =====   ============   =====   =============   =====   =============   =====

REVENUES. Revenues for the three months ended September 30, 2000 increased $34.0 million, or 63.6%, to $87.4 million from $53.4 million for the same period in 1999. This increase was comprised of revenue growth of $28.6 million in the infrastructure development segment, $3.4 million in the equipment distribution segment and $2.0 million in the wireless segment.

Revenues for the nine months ended September 30, 2000 increased $97.0 million, or 74.7%, to $227.0 million from $130.0 million for the same period in 1999. This increase was comprised of revenue growth of $91.4 million in the infrastructure development segment, $3.3 million in the equipment distribution segment and $2.3 million in the wireless segment.

The revenue increase for the infrastructure development segment for the three months ended September 30, 2000, compared to the same period in 1999, consisted of $4.9 million of revenues generated from subsidiaries acquired subsequent to September 30, 1999 and $23.7 million of revenues generated from internal increases in contract activity resulting from increased demand for infrastructure development services. The revenue increase for the infrastructure development segment for the nine months ended September 30, 2000, compared to the same period in 1999, consisted of $32.2 million of revenues generated from subsidiaries acquired subsequent to March 31, 1999 and $59.2 million of revenues generated from internal increases in contract activity resulting from increased demand for infrastructure development services.

The increase in revenues for the equipment distribution segment for the three and nine month periods ended September 30, 2000, compared to the same periods in 1999, was primarily the result of expanding its product line.

The increase in revenues for the wireless segment for the three and nine month periods ended September 30, 2000, compared to the same periods in 1999, was primarily the result of increased demand for our proprietary wireless solutions and the expansion of site development, maintenance and optimization services for the wireless industry.

GROSS MARGIN. Gross margin for the three months ended September 30, 2000 increased $10.2 million, or 92.6%, to $21.1 million from $10.9 million for the same period in 1999. This increase was comprised of gross margin growth of $8.5 million in the infrastructure development segment, $888,000 in the equipment distribution segment and $741,000 in the wireless segment.

Gross margin for the nine months ended September 30, 2000 increased $31.2 million, or 101.2%, to $62.0 million from $30.8 million for the same period in 1999. This increase was comprised of gross margin growth of $30.4 million in the infrastructure development segment, $422,000 in the equipment distribution segment and $375,000 in the wireless segment.

Gross margin as a percentage of revenues increased to 24.2% for the three months ended September 30, 2000, from 20.5% for the same period in 1999. Gross margin as a percentage of revenues for the infrastructure development was 23.4% for the three months ended September 30, 2000, from 19.3% for the same period in 1999. Gross margin as a percentage of revenues for the equipment distribution segment was 27.9% for the three months ended September 30, 2000, from 28.5% for the same period in 1999. Gross margin as a percentage of revenues for the wireless segment was 31.1% for the three months ended September 30, 2000, from 14.0% for the same period in 1999.

Gross margin as a percentage of revenues increased to 27.3% for the nine months ended September 30, 2000, from 23.7% for the same period in 1999. Gross margin as a percentage of revenues for the infrastructure development was 27.0% for the nine months ended September 30, 2000, from 21.5% for the same period in 1999. Gross margin as a percentage of revenues for the equipment distribution segment was 29.5% for the nine months ended September 30, 2000, from 31.9% for the same period in 1999. Gross margin as a percentage of revenues for the wireless segment was 29.2% for the nine months ended September 30, 2000, from 42.3% for the same period in 1999.

Gross margin increased for the infrastructure development group, both in total and as a percentage of revenues, primarily due to obtaining larger contracts that resulted in improved production efficiencies and more favorable terms on new contracts. Additionally, gross margin in total increased for the infrastructure development group as a result of newly acquired companies. For the three months ended September 30, 2000, $1.0 million of the gross margin increase for the infrastructure development segment resulted from subsidiaries acquired subsequent to September 30, 1999. For the nine months ended September 30, 2000, $9.1 million of the gross margin increase for the infrastructure development segment resulted from subsidiaries acquired subsequent to March 31, 1999.

Gross margin decreased for the equipment distribution segment, both in total and as a percentage of revenues, due to changes in the mix and cost basis of inventory sold.

Gross margin increased in total for the wireless segment due to an increase in the volume of technology and service work performed. Gross margin as a percentage of revenues declined for the wireless segment for the nine months ended September 30, 2000, compared to the same period in 1999, due the volume increase being comprised of additional services work, which generally has a lower gross margin percentage than product sales, and the Company concentrating more of its efforts on the research and development of new technologies.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 2000 increased $5.3 million, or 60.5%, to $14.1 million from $8.8 million for the same period in 1999. General and administrative expense for the nine months ended September 30, 2000 increased $18.8 million, or 94.9%, to $38.6 million from $19.8 million for the same period in 1999. The increases were primarily due to incremental costs associated with acquisitions made during the past 12 months, as well as internal growth of existing subsidiaries and management additions made during the past 12 months to support our continued growth. General and administrative expenses, as a percentage of revenues, for the three months ended September 30, 2000 were 16.1%, compared to 16.4% for the same period in the prior year. General and administrative expenses, as a percentage of revenues, for the nine months ended September 30, 2000 were 17.0%, compared to 15.2% for the same period in the prior year. These increases as a percentage of revenues were due to our adding personnel and creating separate geographical management teams to support future growth.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE). Interest expense and other income (expense) for the three months ended September 30, 2000 increased $1.1 million, or 114.9%, to $2.1 million from $1.0 million for the same period in 1999. Interest expense and other income (expense) increased $3.0 million, or 124.6%, to $5.4 million for the nine months ended September 30, 2000, from $2.4 million for the same period in 1999. The increases are primarily due to interest expense on our credit facilities. Borrowing activity has increased significantly during the past 12 months due to the acquisition of several subsidiaries through purchase agreements consisting of all cash or cash and common stock terms as well as the acquisition of operating equipment to support revenue growth in the infrastructure development segment.

NON-RECURRING ACQUISITION-RELATED EXPENSES. Non-recurring acquisition-related expenses totaled $1.4 million for the nine months ended September 30, 2000 and consisted of expenses incurred to consummate the acquisition of Premier in June 2000, which was accounted for as a pooling-of-interests. There were no acquisitions accounted for as pooling-of-interests in 1999.

PROVISION FOR INCOME TAXES. Income taxes for the three months ended September 30, 2000 increased $1.2 million, or 205.3%, to $1.8 million from $584,000 for the same period in 1999. Income taxes for the nine months ended September 30, 2000 increased $2.9 million, or 80.9%, to $6.5 million from $3.6 million for the same period in 1999. The provision for income taxes increased due to higher taxable earnings for the three month and nine month periods ended September 30, 2000, compared to the same periods in 1999. Excluding the impact of non-recurring acquisition related expenses, which are not deductible for tax purposes, the effective tax rate declined to 36.0% for both the three and nine months periods ended September 30, 2000, from 47.6% for the three month period ended September 30, 1999 and 41.3% for the nine month period ended September 30, 1999. This decline in the effective tax rate is the result of us generating a more proportionate share of income in states with lower tax rates and the effect of research and development tax credits generated in 2000.

NET INCOME. Net income attributable to common stockholders for the three months ended September 30, 2000 increased $2.5 million, or 393.1%, to $3.2 million from $643,000 for the same period in 1999. Net income attributable to common stockholders for the nine months ended September 30, 2000 increased $5.1 million, or 101.5%, to $10.2 million from $5.1 million for the same period in 1999. The increase was the result of higher gross margins, offset by increases in general and administrative expenses, other expenses, non-recurring acquisition-related expenses and provision for income taxes.

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

For the first nine months of 2000, net cash used in operations totaled $2.7 million as compared to cash used in operations of $8.2 million for the same period in the prior year. Cash generated from operations during the period totaled $20.1 million consisting of net income of $10.2 million, depreciation and amortization of $8.7 million, non-recurring acquisition-related expenses paid in stock totaling $1.0 million and $200,000 of other items. Operating assets and liabilities decreased operating cash flow $22.8 million, primarily due to and increases in accounts receivable, inventory, other assets and costs and estimated earnings in excess of billings, offset by decreases in accounts payable, accrued expenses and income taxes payable.

During the first nine months of 2000, we used $29.5 million in investing activities which consisted primarily of net equipment purchases totaling $19.6 million and cash used in business acquisitions totaling $9.9 million. For the first nine months of 2000, financing activities generated $42.9 million which consisted primarily of net borrowings under our credit facilities totaling $30.8 million, $11.3 million in proceeds from warrant and stock option exercises and $1.6 million in proceeds from common stock purchased under the ESPP, offset by $785,000 of debt issuance costs paid.

As of September 30, 2000, we had a revolving line of credit with a syndication of commercial banks totaling $100 million (with an option, under certain conditions, to raise the total borrowings available to $150,000,000), with an available balance of approximately $23.7 million. Additionally, we had a $25 million lease line of credit, with an available balance of approximately $9.6 million, and $6.2 million of available letters of credit. Aggregate proceeds from current working capital, funds generated through operations and current availability under existing credit facilities are considered sufficient to fund the anticipated growth in our operations for the next 12 to 18 months. We may, however, seek to obtain additional capital through additional debt or equity offerings depending upon prevailing market conditions and the demand for our products and services.

INFLATION AND SEASONALITY.

We  do  not  believe  that  we  are  significantly   impacted  by  inflation  or
seasonality.

FORWARD-LOOKING INFORMATION.

This Report contains certain forward-looking statements and information within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include the following: the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to collect amounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; the Company's ability to complete proposed acquisitions and, upon their completion, to integrate the acquisitions into its organization and manage its growth; competition and competitive pressures on pricing; the Company's success in marketing its wireless products and services; and economic conditions in the United States and in the regions served by the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved as a party to any legal proceeding other than various claims and lawsuits arising in the ordinary course of its business, none of which, in our opinion, is material, either on an individual or a collective basis.

ITEM 2. CHANGES IN SECURITIES.

Sales of Unregistered Securities

During the third quarter of 2000, we issued 23,894 shares of common stock to the former shareholders of Kleven - CA at a price of $23.02, the average market price of our common stock on the NASDAQ National Market for the ten trading days prior to issuance, in connection with contingent consideration payable to the former shareholder of Kleven - CA based upon Kleven - CA meeting certain financial targets, as specified in its purchase agreement. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D of the Act. These shares were subsequently included in a registration statement on Form S-3/A, filed with the Securities and Exchange Commission on October 10, 2000.

During the third quarter of 2000, we issued 31,959 shares of common stock to the shareholders of Precision at a price of $19.15, the average market price of our common stock on the NASDAQ National Market for the ten trading days beginning four days prior to close and ending five days following close, in connection with our acquisition of Precision. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D of the Act. These shares were subsequently included in a registration statement on Form S-3/A, filed with the Securities and Exchange Commission on October 10, 2000.

During the third quarter of 2000, we issued 87,115 shares of common stock to the former shareholders of Beecroft at a price of $15.44, the average market price of our common stock on the NASDAQ National Market for the ten trading days beginning five days prior to September 30, 2000 and ending four days following September 30, 2000, in connection with provisions contained in the Beecroft purchase agreement that required us to issue additional shares of common stock to the former shareholders of Beecroft if the above referenced average market price was below the average market price calculated for the initial common stock issued upon the acquisition close. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D of the Act.

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


                                        INTERNATIONAL FIBERCOM, INC.

                                        By /s/ Terry W. Beiriger
                                           -------------------------------------
                                           Terry W. Beiriger,
                                           Chief Financial Officer

DATED: November 10, 2000

                                  EXHIBIT INDEX

Exhibits                   Description
---------                  -----------
   27.                Financial Data Schedule