Form 10-K
period 2000-12-31
INTERNATIONAL FIBERCOM INC
filed 2001-04-02
CIK 924632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                     the fiscal year ended December 31, 2000

                           Commission File No. 1-9690


                          INTERNATIONAL FIBERCOM, INC.
        (Exact name of small business issuer as specified in its charter)


                Arizona                                   86-0271282
        (State of Incorporation)               (IRS Employer Identification No.)


   3410 E. University Drive, Ste. 180
           Phoenix, Arizona                                 85034
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (602) 387-4000


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average of the high and low prices of the Registrant's Common Stock on the NASDAQ National Market on March 28, 2001 was approximately $147,404,292. This is not necessarily a conclusive determination for other purposes. As of March 28, 2001, the Registrant had 35,201,025 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement Relating to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

     The following statement is made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. International FiberCom, Inc. and subsidiaries ("International FiberCom, Inc." or the "Company") may make certain statements in this Annual Report on Form 10-K, including, without limitation, statements that contain the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements may relate to our future growth and profitability; the anticipated trends in our industry; our competitive strengths and business strategies; and our intent to increase our presence and scope by introducing new wireless products and solutions. Further, forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations. For a discussion of factors that may affect the outcome projected in such statements, see "Cautionary Factors That May Affect Future Results," beginning on page 11. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results could differ materially from results expressed or implied in any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

SUMMARY OF OUR BUSINESS

     Unless the context  requires  otherwise,  all  references to "we," "our" or
"us"  refer  to   International   FiberCom,   Inc.,  a  corporation   originally
incorporated in the state of Arizona in 1972 and its 25 subsidiaries.

     We are an end-to-end, independent solutions provider serving the telecommunications industry. We deliver a broad range of solutions designed to enable, enhance and support voice, data and video communications through wired and wireless, proprietary and public networks operating inside and outside buildings - internal and external networks. In delivering these solutions, we design, develop, install and maintain networks that support voice, video, data, Internet-related and other communications applications and services for our customers through broadband, including fiber-optic and copper, and wireless connectivity solutions. We deliver engineering, design, development and installation services to wireless telecommunications companies and develop, manufacture and sell proprietary wireless communications equipment. We also resell new, deinstalled and refurbished communications equipment from a variety of manufacturers and recently, we began reselling fiber optic cable.

     We have grown significantly since 1997 as a result of internal growth and strategic acquisitions. Since 1997, our consolidated revenues have grown at an average annual rate of 66%. See Selected Financial Information and Note 11 - Segment Information - in the accompanying financial statements.

     We deliver our products and services through four operating divisions:

     Wired Services Division provides consulting, design and engineering services; installs and maintains internal and external broadband communications systems, including underground and aerial fiber-optic, copper and wireless systems; installs and maintains integrated local area networks ("LANs") and wide area networks ("WANs"); installs and maintains the equipment needed to interconnect networks in existing central office and other network points of presence; and installs modem, telephony and cable connections covering the "last mile" to the consumer;

     Wireless Services Division provides services in support of wireless services carriers and networks, including system optimization services, propagation studies, audit services, technology conversion and integration, tower construction and maintenance, and site acquisition services;

     Wireless   Technologies   Division   designs,   manufactures  and  installs
proprietary wireless connectivity solutions designed to enable and enhance wireless communications, in both fixed and mobile applications; and

     Equipment Distribution Division resells new, deinstalled and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies. This Division recently began reselling fiber optic cable.

     We provide our communications solutions services to a number of the largest and most prominent companies in the telecommunications and other industries, including:

     *    incumbent local exchange carriers;
     *    cable television operators,
     *    long distance carriers,
     *    competitive local exchange carriers,
     *    wireless service providers,
     *    telecommunications equipment vendors, and
     *    co-location facilities providers.

     Our representative customers include:

     Ameritech                     MCI WorldCom                         State of Tennessee
     AT&T                          Media One                            The Red Cross
     Cablevision                   Metromedia Fiber Network, Inc.       Time Warner
     Charter Cable                 Nike                                 U.S. Department of Defense
     Comcast                       Nortel Networks                      U.S. General Services Administration
     Cox Communications            Pacific Telesis                      Velocita (formerly PF.Net)
     Federal Express               Port Authority of New York           Verizon
     Fluor Global Services         and New Jersey                       Voicestream
     Gambro Healthcare             Qwest                                Williams Communications
     Level 3 Communications        SBC Communications                   XO Communications
     Lucent Technologies           Sprint

     In 2000, one customer, Fluor Global Services, accounted for more than 10% of our revenues. Our top ten customers represented 54.6% of our revenues in fiscal 2000 and also included AT&T, Velocita, Cox Communications, Time Warner and Cablevision.

RECENT ACQUISITIONS

     Our acquisitions during 2000 and to date in 2001 include three companies in our Wired Services Division, two companies in our Wireless Services Division and one in our Wireless Technologies Division.

WIRED SERVICES ACQUISITIONS

     * New York Antenna, Inc. - based in Staten Island, NY with additional operations in New York City and Pennsylvania.
     * Premier Cable Communications, Inc. - based in Lake Worth, FL with additional operations in Virginia, Wisconsin, Texas, Illinois, Maryland and North Carolina.
     *   Beecroft Trenching, Inc. - based in Phoenix, AZ.

     These companies design, build, install and maintain internal and external broadband communication systems, including underground and aerial fiber-optic and copper systems.

WIRELESS SERVICES ACQUISITIONS

     * New CC, Inc. and New CC West, Inc. - based in Denver, CO with additional operations in California, Minnesota and Oregon.
     *   Quick Tower Construction, Inc. - based in Austin, TX.

     New CC and New CC West provide site development, tower erection, signal propagation, system upgrade, technology integration, system optimization, audit, maintenance and other technical services to wireless carriers and tower companies. Quick Tower provides tower construction and maintenance and site acquisition services.

WIRELESS TECHNOLOGY ACQUISITION

     * Anacom Systems Corporation - based in Piscataway, NJ is engaged in developing products and solutions utilizing optical technology including radio frequency solutions over fiber-optic cable, modulation devices, optical multiplexers and infrared laser links.

OUR INDUSTRY

     We believe that several notable industry trends will continue to cause significant increases in demand for our services and products over the next few years. These trends include:

THE DEMAND FOR BANDWIDTH AND CONNECTIVITY

     Recent increased growth in telecommunications voice, video and data traffic, electronic commerce, and in the transmission of high quality information, entertainment and other content over the Internet, coupled with increased use of and reliance on personal computers, has enhanced the need for greater bandwidth, or the communications network capacity to carry such data.

     Concurrent with this demand for bandwidth is the increasing demand for connectivity, or the consumer access to this bandwidth. While virtually all homes and businesses are connected to the existing public telephone network, most are not connected to networks with the bandwidth to provide desired services and performance levels. While the development of broadband network backbone networks continues at a rapid pace, deployment of the network to homes and businesses, the "last mile" connections, lags behind. Many see this final connection as a wired solution: "fiber to the home, fiber to the curb" scenario, while others believe a wireless solution will solve this connectivity issue for most users. The answer to broadband connectivity may ultimately be a combination of both wired and wireless solutions. In the meantime, demand for "Internet on the go" through existing wireless infrastructure will challenge the existing infrastructure and architecture of wireless networks in much the same way that bandwidth demand has challenged cable television and switched digital telephone networks.

     In response to demand for increased bandwidth, the nation's telecommunications industry, including cable television system operators, are upgrading their facilities with new technology, expanding, and in many instances replacing, their existing telecommunications infrastructure to allow for increased bandwidth capable of carrying increasingly large quantities of data. Major telecommunications companies, including AT&T, Time Warner, Charter Cable, Cablevision and Cox Communications, all of whom are our customers, are in the process of upgrading networks or converting existing networks to broadband, fiber-optic based systems and more recently are also concentrating on connecting their customers to these new networks, or fulfillment services. Equally, other telecommunications companies, including Velocita, Level 3 Communications and XO Communications, all of whom are also our customers, are building extensive, high capacity local and long distance fiber-optic based networks.

THE DEMAND FOR INTERNAL COMMUNICATIONS SYSTEMS

     As businesses become more sophisticated in their demands for electronic communications services, including voice mail, e-mail, video conferencing and data exchange, the parallel need for more sophisticated internal communications systems increases. Accordingly, many companies and public enterprises, such as the State of Tennessee, Nike, Federal Express and Gambro Healthcare, all of whom are our customers, have commissioned us to install systems designed to be adaptable and to provide sufficient capacity for multiple applications, including both voice and data transmission internally within their user groups and externally.

THE NEED TO COVER THE "LAST MILE:" CONVERGENCE OF BROADBAND AND WIRELESS TECHNOLOGY

     The final network connection to residences and businesses is often referred to as the "last mile." Existing copper and cable networks will play an increasingly significant role in this last connection. However, these systems cannot provide high capacity access to digital telecommunications networks on a timely, consistent and cost-effective basis without the integration or development of new technology. We believe that wireless technology will be an efficient, cost effective means for customer connection. We intend to continue to pursue the expansion of our wireless services through acquisitions and to allocate significant research and development resources to our Wireless Technologies Divisions with the goal of developing our own proprietary technology and solutions to help solve these connectivity issues.

THE TREND TOWARD OUTSOURCING OF INFRASTRUCTURE NEEDS

     Due to the increasingly competitive environment for the provision of telecommunications services, telecommunications companies are focused on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better quality, faster data transmission and lower prices. The proliferation of telecommunications companies and new technologies has created an environment where speed to market is an important component of the success of these companies. Telecommunications companies are also faced with the challenge of managing increasingly complex networks and technologies that create additional hurdles for establishing or upgrading their networks and delivering the service to their customers. In our experience, this has led them to increasingly prioritize their resources, focusing on revenue generating activities and outsourcing infrastructure needs when they can do so effectively.

     We believe that the changing environment is also placing significant operational challenges on telecommunications companies. They must make decisions about which geographic markets to serve and which services and technologies to offer. Staffing challenges and process implementation can present cost uncertainties and operational challenges for them in deploying and managing their networks and completing the delivery of services to the consumer. This situation is exacerbated by consolidation in the industry, which often entails the integration of distinct networks.

     We believe that telecommunications companies and equipment vendors are outsourcing network planning, development and management to focus on their core competencies and refine their competitive advantages. In our experience, telecommunications companies and equipment vendors who are seeking outsourcing are looking for service providers who:

     *    offer end-to-end solutions;
     *    are technology and vendor independent; and
     * have sufficient numbers of highly skilled, experienced employees capable of handling large-scale projects, as well as dealing with "last mile" installation, referred to as "fulfillment services," to the business or residential customer on behalf of the telecommunications company.

THE DEMAND FOR COMPREHENSIVE SOLUTIONS

     We believe that our customers increasingly are seeking comprehensive end-to-end solutions to their infrastructure needs by turning to fewer qualified infrastructure service providers who have the size, financial capability and technical expertise to deliver a quality and reliable network on time. These customers are seeking service providers who can build large and complex networks quickly with a high level of quality and who can rapidly mobilize their capital equipment, financial assets and personnel to respond effectively to the increasing scale and time constraints of customer demands. In addition, these customers are increasingly seeking service providers who can and deliver quality fulfillment services, including installing and replacing new equipment or deinstallating equipment for the business or residential customer.

OUR COMPETITIVE STRENGTHS

     We have pursued a strategic plan to grow internally and through selective acquisitions in order to become an end-to-end, independent provider of wired and wireless solutions to the telecommunications industry. In order to capitalize on the foregoing industry trends, we intend to rely on our competitive strengths described below.

END-TO-END SOLUTIONS PROVIDER

     We believe we are one of a small number of infrastructure solutions providers that can provide all of the design, building, installation and maintenance services necessary for a complete telecommunications network starting from a transmission point, such as a telecommunications company's central office or cable television head-end, and running through aerial or underground cables or through wireless transmission to the ultimate end users' voice and data ports, computer terminals, cable outlets or cellular stations.

TECHNICAL EXPERTISE AND RELIABLE CUSTOMER SERVICE

     We believe that we have established a reputation for quality, reliability and technical expertise. We continue to work towards improving the consistency of our operating and financial efficiency. We believe that our reputation among our customers gives us an advantage in securing larger, more technically complex infrastructure projects, central office installation and fulfillment projects, and a larger volume of business from our existing and new customers.

WIRELESS TECHNOLOGIES AND EXPERTISE

     We can provide our customers with proprietary wireless connectivity solutions, fiber optic connectivity solutions and other proprietary products designed to enable and enhance communications in wired and wireless and fixed and mobile applications. Through our team of design engineers and technology professionals, we are dedicating significant resources to research and development efforts in our Wireless Technologies Division aimed at continuing the development of solutions related to transmission and connectivity issues impacting broadband networks; cellular, PCS, radio and other two-way mobile communication systems; and in wireless LAN and WAN networking. We have two patents issued relating to optical links and radio frequency filters and several patent applications pending on products designed to improve radio frequency signal clarity, to multiplex on fiber optic cable using a single laser and to enable radio communications in environments where wireless communication has historically not been technologically feasible. We have successfully deployed our technology solutions for customers across North America and we believe there are significant global opportunities for our products and services.

AGILE FOOTPRINT

     We provide our design, development, engineering and internal communication services in a flexible and geographically mobile way that we refer to as an "agile footprint." We can deploy these solutions capabilities quickly to respond to new market opportunities, either from a specific customer or from growing demand in new markets. Additionally, we provide our services to customers in the telecommunications, broadband and wireless industries. These operating characteristics give us the ability to capitalize on the wide range of technological advances and other market developments that drive capital spending by our customers and to help reduce the risk of being dependent on a single geographic region or technology platform for our success. We believe that our agile footprint has helped us to attract our diverse and growing customer base, especially from the larger companies in the telecommunications industry. We believe this makes us less susceptible to downturns in any particular geographic region or industry sector.

TECHNOLOGY AND VENDOR NEUTRAL

     We believe that our customers increasingly are seeking single national vendors to provide all of their telecommunications and infrastructure services needs. We view ourselves as technology neutral because our services are based on fiber-optic, coaxial and copper cable and wireless technologies, and therefore, we believe that we are more flexible in meeting our customers needs. Further, we deal with and resell a variety of telecommunications equipment, and we do not have binding, exclusive relationships with any particular manufacturer. As a result, we are vendor neutral in addressing our customers' equipment and system needs.

INCREASING NATIONAL SCOPE AND NAME RECOGNITION

     We have significantly broadened our geographic presence in recent years and believe we are capable of servicing customers across the United States. We are continuing to develop the brand name "International FiberCom" across all of our operating units, with the goal of achieving national branding of our name in 2001 within our marketplace and further establishing us as an integrated, national company.

EXPERIENCED MANAGEMENT

     We have a strong management team. During 2000 we added depth to our senior and middle management in response to the rapid growth in the size and scope of our projects. We believe that our management team has the operational, business development and financial knowledge and experience to identify industry trends and consistently meet our customers' expectations.

OUR BUSINESS STRATEGY

     Our   objective  is  to  be  the  leading   independent   provider  to  the
telecommunications industry of end-to-end wired and wireless solutions. The following are the key elements of our strategy:

EXPAND EXISTING CUSTOMER RELATIONSHIPS

     We plan to continue to expand our existing customer relationships and pursue new customers by focusing on our service quality and offering end-to-end communications solutions. We believe that our customers are increasingly seeking national vendors who can provide all of their telecommunications services needs. We actively cross sell our comprehensive service offerings to our existing and potential customers and emphasize our ability in being able to deliver these services efficiently, effectively and where the customer needs them -- our agile footprint. We also continue to focus on increasing our range of services, particularly in the wireless arena. Further, we will continue to focus on maintaining and improving the quality of our service through our training, supervisory and incentive programs designed to incent our employees. A key element of our quality assurance program includes paying our supervisory and management personnel incentive compensation based upon performance of their business units and customer satisfaction.

MAINTAIN FLEXIBILITY OF SERVICE OFFERINGS

     In order to respond to new market opportunities, we provide our design, development, engineering and internal communications services in a flexible and geographically mobile way. By developing our flexible service delivery model, our agile footprint, we are able to deploy our solutions capabilities quickly to respond to market opportunities from existing customers or to service growing demand in a new market. We plan to continue to develop our business model by increasing our range of services and adding new business locations to give us increased geographic scope and service capabilities.

DEVELOP OUR WIRELESS TECHNOLOGIES AND SERVICES DIVISIONS

     Since 1999, we made several acquisitions that comprise the platform on which we intend to develop a comprehensive range of wireless connectivity solutions capabilities. We plan to build on this platform through selective acquisitions and recruiting in order to provide additional depth and breadth to our wireless capabilities. Further, we plan to dedicate significant resources to our Wireless Technologies and Services Division's research and development efforts with the goal of continuing to develop solutions related to transmission and connectivity issues that affect wired and wireless and fixed and mobile communication applications.

ATTRACT AND RETAIN QUALIFIED PERSONNEL

     During 2000, we added depth to our senior and middle management in order to manage our rapid growth and service our projects. Our engineering and development teams are particularly important factors to our success. We are preparing and implementing programs for career development, training and advancement. We plan to continue to attract and retain our skilled personnel by offering our employees the opportunity to work on projects using both wired and wireless technologies in an entrepreneurial environment that encourages innovation, learning and professional development. We offer employee stock purchase and stock option plans to our skilled employees as important factors in their recruiting and retention.

PURSUE SELECTED ACQUISITIONS

     Through selected acquisitions, we continue to seek to enhance our capacity, technology, customer base and capabilities, as well as expand our geographic coverage. We will continue to focus our selective acquisition efforts on companies with complementary service offerings, strong management and a sound investment case. We have completed a number of acquisitions in the United States in the last two years, targeting selected companies to expand into new customer and geographic markets and to expand the range and depth of services we provide. We are not currently engaged in any negotiations to make any material acquisitions.

OUR SERVICES AND PRODUCTS

WIRED SERVICES DIVISION

     The Wired Services Division provides three general types of services: engineering, outside plant and systems integration. We provide these services as individual components, as a combination, or as a full turnkey solution. This Division maintains a presence in the Northeastern, Western, Southwestern, Southern and Southeastern regions of the United States.

     Engineering Services. We specialize in design and consulting in connection with the development of major broadband, fiber-optic networks. Design work includes fiber-optic and hybrid fiber-optic/coaxial cable broadband distribution networks for telecommunications and cable television companies using computer automated design and geographic conformation software. We also offer "land based development," a service which includes mapping, verification and documentation of existing network installations. This service frequently requires conversion of existing documentation into a database system using geographic information software. These platforms offer network operators an efficient and effective way to relate customer base, demographics and existing networks and equipment in a single system. For new or planned networks, we provide construction oversight, existing network evaluation, broadband system and design, network plant testing and training.

     Outside Plant Services. We design, build, install and maintain the physical facilities used to provide end-to-end telecommunications service from the central office of the switching center or cable head-end to the home or business. Our services include:

     *    placing and splicing fiber optic, coaxial and copper cable;
     *    excavating trenches in which to place the cable;
     * installing related structures, such as poles, anchors, conduits, manholes, cabinets and closures;
     * placing drop lines from the main distribution terminals to the home or business;
     * installing cable, telephony and internet service in the home and business (fulfillment services), and
     *    maintaining, removing and replacing these facilities.

     We also provide route development, right of way and other site acquisition,
permitting,    materials   procurement,    acceptance   testing   and   as-built
documentation.

     We bundle our services in order to better provide end-to-end solutions to our customers as follows:

     * Inter-exchange Networks. We design, engineer and build fiber-optic and other cable networks between metropolitan areas.
     * Local Exchange Networks. We design, install, build and maintain telecommunications networks from the provider's point-of-presence to its customers' locations within metropolitan areas - a local loop.
     * Broadband Networks. We design, engineer, build and install the infrastructure for network rebuilds, upgrades and maintenance for broadband telecommunication system operators.

     Our wired services customers include: AT&T, Cablevision, Charter Cable, Cox Communications, Fluor Global Services, Level 3 Communications, MCI WorldCom, Media One, Time Warner, SBC Communications, Verizon, Velocita, and Williams and XO Communications.

     Systems Integration Services. We provide services consisting of the design, installation, testing and documentation of switching and transmission equipment and supporting components at a provider's point-of-presence (central office) locations. We also design, install and maintain integrated voice, data and video networks inside customer premises along with the infrastructure required to support complex intranet and Internet solutions. We provide systems integration services involve the selection, configuration, installation and maintenance of software, hardware, other computing and communications equipment and cabling to provide an integrated computing and communications system. We also provide e-commerce and website development consulting services. Our internal communication services are less capital intensive than external communication services, but they require more technically skilled personnel.

     Our systems integration services customers include: Lucent Technologies, MCI WorldCom, Federal Express, Gambro Healthcare, the State of Tennessee, Nike, The Red Cross and the U.S. General Services Administration.

WIRELESS SERVICES DIVISION

     This Division provides services in support of wireless services carriers and networks, including system optimization services, propagation studies, audit services, technology conversion and integration, tower construction and maintenance, placement of antennas and associated wiring, installation of transmission equipment and shelters and site acquisition services.

     Our wireless services customers include AT&T Wireless, Nextel, Verizon and Voicestream.

WIRELESS TECHNOLOGIES DIVISION

     This Division develops and delivers products and solutions utilizing proprietary radio frequency and optical technology and expertise. Its products include radio frequency over fiber optic cable modulation devices, active radio frequency interference and intermodulation filters, optical multiplexers, infra-red wireless laser links, repeaters, radios, antennas and other inventions. Solutions utilizing these technologies include wireless connectivity systems for trains and tunnels, high speed WAN and LAN "wireless bridge" connectivity systems and wireless tower optimization systems. Through our team of design engineers and technology professionals, we are dedicating significant resources to research and development efforts aimed at continuing the development of solutions related to transmission and connectivity issues impacting broadband networks; cellular, PCS, radio and other two-way mobile communication systems; and in wireless wide and local area networking. To date, we have two patents issued relating to optical links and radio frequency filters and several patent applications pending on products designed to improve radio frequency signal clarity, to multiplex on fiber optic cable using a single laser and to enable radio communications in environments where wireless communication has historically not been technologically feasible. We have successfully deployed our technology solutions for customers across North America and we believe there are significant global opportunities for our products and services.

     Our wireless  technologies  customers include Nextel, Port Authority of New
York  and  New  Jersey,   Sprint,  U.S.  Department  of  Defense,   Verizon  and
Voicestream.

EQUIPMENT DISTRIBUTION DIVISION

     This Division provides communications service providers and other companies with a broad range of infrastructure equipment and related services designed to meet their specific and changing equipment needs. We offer our customers a combination of new, deinstalled and refurbished equipment from a variety of manufacturers, allowing them to make multi-vendor purchases from a single, cost-effective source. We supply the equipment in the form of piece parts, complete central office switches or line-extensions. This equipment includes both traditional circuit switching equipment and equipment with packet switching and Internet protocol capabilities. To further serve our customer's needs, we
offer      value-added      services,       including:       central      office
installation/deinstallation, system testing, asset verification, warehousing, and inventory disposition. We have one distribution point located in Virginia and two in Florida from which both the domestic and international markets can be served. We maintain an industry standard ISO 9000 Quality Control Certification with respect to our inventory and distribution. We inventory and sell equipment produced by a number of prominent companies, including Lucent Technologies, Nortel Networks, Tellabs, DSC, Alcatel, Fujitsu, ADC and Cisco. We are a factory authorized, value added reseller of Lucent Technologies and Nortel Networks equipment. We recently began to resell fiber optic cable.

     Our equipment distribution customers include Ameritech, Comcast, Lucent Technologies, Nortel Networks, Time Warner and Qwest.

OUR CUSTOMERS

     As an end-to-end solutions provider, we often deliver our services to a single customer in multiple geographic locations through one or more operating segments. For our year ended December 31, 2000, one customer, Fluor Global Services, accounted for more than 10% of our revenues. Our top ten customers represented 54.6% of our revenues in fiscal 2000 and also included AT&T, Velocita, Cox Communications, Time Warner and Cablevision.

CONTRACTS

     Under a typical outside plant services contract, we supply the expertise, equipment and labor and the customer supplies nearly all materials, such as the fiber-optic cable and conduit. The work is generally performed under fixed unit prices and we usually receive payment on contracts within 30 to 75 days of invoicing. Accordingly, we must finance accounts receivable and work-in-progress during that period. Under a typical systems integration installation contract, we supply the expertise, equipment, labor and materials. System Integration services are performed under both time and material and fixed price arrangements.

     Engineering services are performed under a variety of contracts, purchase orders, standing relationships and working arrangements. We have entered into master contracts of indefinite term with major systems operators for the services specified in such contracts. Specific projects are undertaken under these contracts in response to purchase orders, change orders, revised standards and work orders. We also perform services for certain long-standing clients under work orders without governing master contracts. In general, contracts and work orders are terminable or expandable at will by our customers consistent with the customer's network requirements. We have continuing relationships with equipment vendors under which we are recommended or specified to equipment customers as the system design vendor.

SALES AND MARKETING

     As part of our marketing plan, we are now emphasizing the "International FiberCom" name, with the objective of achieving nationwide name recognition within our industry in 2001. In addition, our marketing plan is to position ourselves in the telecommunications and Internet related marketplace as a seamless, end-to-end solutions provider. The management of our various service groups is carrying out local marketing efforts and executive management is supplementing their efforts on a corporate-wide basis. Our regional division presidents market to existing and potential telecommunications customers, negotiate new contracts and seek to be placed on lists of vendors invited to submit bids for master services agreements and individual projects. They are responsible for developing and maintaining productive, long-term relationships with our customers. We believe that this local orientation, with support from our headquarters, helps to gain repeat business and enter new markets. We are also finding that because we have performed well in one region, our customers are asking us to assist them in other locales that they are entering or where they already have a presence.

COMPETITION

     The market for the products and services we offer is highly competitive and requires substantial resources and skilled and experienced personnel. We believe that the principal competitive factors in our market include the ability to deliver quality performance within budget and on time, reputation, accountability, project management expertise, industry experience, pricing, breadth of service offerings and financial and operational resources. We believe that we compete favorably with our competitors on the basis of these factors. We compete with other independent contractors and equipment resellers in the markets in which we operate, several of which are large companies and some of which may have greater financial, technical, and marketing resources. In addition, there are relatively few, if any, barriers to entry into the markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. We face competition from the in-house service organizations of our existing or prospective customers, including telecommunications providers employing personnel who perform some of the same types of services we deliver.

LICENSES

     We believe that we have all material licenses required for us to perform our services and that our ability to conduct our business will not be limited by licensing requirements. We maintain licenses in a number of states requiring general and specialty contractor licenses.

SAFETY, INSURANCE AND BONDS

     Our policy is to help ensure that our employees perform their work safely and to instill safe work habits in all of our employees. To this end, we evaluate our employees on the basis of their efficiency and quality of work as well as on their safety records and the safety records of the employees they supervise. We hold periodic training sessions and seminars for our employees devoted to safe work practices.

     Primary claims we face in our operations are workers' compensation, automobile liability and general liabilities. We maintain liability insurance policies for claims arising from our business. These policies have limits ranging from $1.0 million to $6.0 million in the aggregate and insure against both property damage and personal injury. The policies are written on an "occurrence" basis, which provides coverage for insured risks that occur during the policy period irrespective of when a claim is made. Higher policy limits are sometimes purchased for individual projects when contractually required. We also maintain umbrella policies with aggregate and occurrence limits of up to $10 million. We have performance and payment bonding capability of $200 million on a total program basis and $50 million on a single job basis. If we require additional bonding capacity, we believe we could obtain it based on the specifics of the project.

BACKLOG ORDERS AND WORK-IN-PROGRESS

     We had a backlog of approximately $184 million and $142.9 million, on a work-in-progress basis, as of December 31, 2000 and 1999, respectively. All related work orders are expected to be completed by mid-year 2002. In addition, at December 31, 2000, we had signed contracts totaling approximately $101 million for which we had not yet started work. Our backlog only includes work for which we have signed contracts, except for recurring work from our established customers, which is included in our backlog.

SUPPLIERS

     We do not depend upon any single supplier. Because we have multiple sources of supply, we have not experienced difficulties in obtaining adequate sources of supply and adequate alternatives to satisfy our customers. We do not have formal purchase contracts for our supplies, but instead we generally purchase such items under individual purchase orders. Our external communications customers typically provide their own equipment and we provide the services. Accordingly, we are not directly dependent on suppliers, except in our Equipment Distribution Group, which relies on OEMs for whom we act as a reseller.

EMPLOYEES

     As of December 31, 2000 we had approximately 2,338 full-time employees. We believe that our employee relations are good.

WARRANTIES

     We give warranties for workmanship on the services we provide. Warranties generally range from one to two years, but have been as high as twenty years for certain systems integration projects. From a practical standpoint, any warranty issues are generally identified during the testing and acceptance of the system installed. While most of the equipment sold by the Equipment Distribution Division is under warranty from the original manufacturer, we typically provide a one-year warranty on all equipment sold to end-users and six-months on equipment sold to resellers.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATING TO OUR INDUSTRY

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL AND REGULATORY CHANGES THAT COULD REDUCE THE DEMAND FOR OUR SERVICES

     We derive and anticipate that we will continue to derive a substantial portion of our revenue from customers in the telecommunications industry. Our revenues and net income depend primarily on capital spending by telecommunications companies, including cable system operators, for rebuilding, maintaining or upgrading their telecommunications networks and for constructing completely new networks. Our services and products are subject to significant technological change and innovation. Technological developments are occurring rapidly in the telecommunications industry and, while the effects of these developments are uncertain, they may have a material adverse effect on the demand for our services. For example, wireline systems used for transmission of video, voice and data face potential displacement by various technologies, including wireless technologies. This could require a significant shift in our resources from wireline to wireless services.

     The demand for our services could also be adversely affected if alternative technologies are developed and implemented that enable telecommunications companies or other organizations to provide enhanced telecommunications services without physically upgrading their networks. As a result of regulatory changes and economic factors, a number of our significant customers have undergone consolidation, and we expect this consolidation to continue. These factors may result in the loss of one or more customers.

THE VOLUME OF WORK WE RECEIVE FROM OUR CUSTOMERS IS DEPENDENT ON THEIR DEVELOPMENT PLANS, FINANCIAL RESOURCES AND ABILITY TO OBTAIN CAPITAL

     The volume of work awarded under contracts with a number of our telecommunications customers is subject to their development plans and financial resources during each contract's term. If one of our customers fails to obtain or allocate sufficient capital for any of its projects, that customer could reduce or delay the volume of work that it awards to us. These outcomes could reduce the demand for the services we provide. In addition, a number of other factors, including financing conditions in the industry, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. These factors could also reduce the demand for the services we provide. These factors include:

     * the amount of capital spending by telecommunications companies, including cable system operators;
     *    our customers' access to financing;
     *    demand for telecommunications services;
     *    technological developments in the telecommunications industry;
     *    general economic conditions; and
     *    government regulation.

THE TELECOMMUNICATIONS SERVICES INDUSTRY IS HIGHLY COMPETITIVE AND POTENTIAL COMPETITORS FACE FEW BARRIERS TO ENTRY

     The industry in which we operate is highly competitive and we compete with other companies in the markets in which we operate on a national, regional and local basis. We may also face competition from existing or prospective customers who employ in-house personnel to perform some of the same types of services as we provide. Many of our competitors or potential competitors are substantially larger and have greater financial, technical and marketing resources, as well as greater name recognition, than we do. For a further description of our competition, see "Item 1. Description of Business -- Competition."

     In addition, because of the convergence of the telecommunications, cable television and computer industries and rapid technological development, new competitors may seek to enter the market. There are relatively few significant barriers to enter into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors.

     We believe that the principal competitive factors in our market include the ability to deliver quality performance within budget and on time, reputation, accountability, project management expertise, industry experience, pricing, breadth of service offerings and financial and operational resources. In addition, our expertise has become increasingly important as we move into new and evolving technologies, such as wireless services. We also believe our ability to compete depends on a number of factors outside our control, including:

     *    the prices at which our competitors offer their services;
     * the ability and willingness of our competitors to finance customers' projects on favorable terms;
     *    the ability of our customers to perform the services themselves; and
     *    the degree of our competitors' responsiveness to customer needs.

     We may not be able to compete effectively on these or other bases, and, as a result, our revenues or income may decline and harm our business.

RISK RELATING TO OUR COMPANY AND OUR BUSINESS

IF WE CANNOT ATTRACT AND RETAIN QUALIFIED EMPLOYEES, WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH STRATEGY

     In implementing our business plan, we will be dependent on our ability to attract and retain highly skilled engineering, managerial, marketing and sales personnel, as well as less highly skilled personnel. In order to continue to increase our revenues significantly, we need to hire a number of personnel in the near future, including project management, engineering and marketing personnel. The actual number of employees we will need to hire is not determinable and may fluctuate substantially depending on the size and number of new contracts we receive and any changes in the scope of our existing services. Competition for skilled personnel is intense, especially for engineers, and we may not be able to attract a sufficient number of qualified personnel to meet the demand for our services.

     Labor shortages or increased labor costs could have a material adverse effect on our ability to implement our growth strategy and manage our operations. The low unemployment rate in the United States has made it more difficult for us to find qualified personnel at low cost in some areas where we operate. We can offer no assurances that we will be able to continue to hire and retain a sufficient skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Further, our external communications work is labor intensive, and we experience a high rate of turnover in these operations among our unskilled and semi-skilled employees. If we are not able to replace these employees at an appropriate level, our business could be adversely affected.

IF WE ARE UNABLE TO EXPAND AND ENHANCE OUR INTERNAL SYSTEMS AND CONTROLS, WE WILL NOT BE SUCCESSFUL IN MANAGING OUR RAPID GROWTH

     We are currently experiencing a period of rapid growth and we anticipate that further growth will be required to meet the expected demand for our new and existing services. This has placed significant demands on our resources. To manage our growth effectively, we will have to continue to enhance our operational, financial, management and information systems and to motivate and effectively manage our employees. If we are unable to manage our growth effectively, to maintain the quality of our services and products and to retain key personnel, our business, financial condition and results of operations could be materially adversely affected.

OUR QUARTERLY RESULTS COULD FLUCTUATE AND OUR STOCK PRICE COULD DECLINE

     Our quarterly and annual operating results have fluctuated in the past and will vary in the future due to a variety of factors, many of which are outside of our control.

     Factors that are outside our control include:

     *    the timing and size of projects undertaken by our customers;
     *    fluctuations in the demand for our services;
     *    the prices and terms offered by our competitors;
     *    costs of integrating acquired technologies or businesses with our own;
          and
     * market conditions within the telecommunications industry and general economic conditions.

     Factors that are within our control include:

     * changes in our actual and estimated costs and timing related to fixed-priced, time-certain projects;
     *    the timing of expansion into new markets; and
     *    the timing and the payments associated with possible acquisitions.

     Due to these factors, quarterly revenues, expenses and results of operations could vary significantly in the future. You should consider these factors when evaluating past periods and, because of the potential variability in our results due to these factors, you should not rely upon our past operating results as an indication of our future performance.

     Further, the longer term prospects of our business could be negatively affected if there were a downward trend in these factors. Because our operating results may vary significantly from quarter to quarter based upon the factors described above and elsewhere in this section, results may not meet the expectations of securities analysts and investors, and this could cause the price of our common stock to decline significantly.

MANY OF OUR CONTRACTS MAY BE CANCELED ON SHORT NOTICE, AND WE MAY BE UNSUCCESSFUL IN REPLACING OUR CONTRACTS AS THEY ARE COMPLETED OR EXPIRE

     A number of our contracts are substantial in size. Failure to timely or adequately replace large contracts upon completion, the termination of one or more new contracts or the loss of one or more significant customers may materially adversely affect our business and operations. We could experience a material adverse effect on our revenue, net income and liquidity if:

     *    our customers cancel a significant number of contracts;
     * we fail to win a significant number of our existing contracts upon rebid; or
     * we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects.

     Many of our customers may cancel our long-term contracts with them on short notice, typically 60 to 90 days, even if we are not in default under the contracts. As a result, these contracts do not give us the assurances that long-term contracts typically provide. Many of our contracts, including our master service contracts, are subject to rebid or renegotiation at the expiration of their terms and price is often an important factor in the award of these agreements. We cannot assure you that we will be successful in renewing our contracts that expire. We also provide a significant portion of our services on a non-recurring, project-by-project basis.

OUR CONTRACTS SUBJECT US TO UNCERTAIN REVENUE GROWTH

     We derive a significant portion of our revenues from our fixed price, unit price and master services contracts for infrastructure development services. A significant decline in the scope of the work that our customers assign us under these contracts could materially and adversely affect our revenues and net income. Under our infrastructure development contracts, we may be one of several companies that perform services for the customer, and our customers have no obligation under our contracts to undertake any infrastructure projects or other work with us.

OUR BUSINESS MAY BE HARMED IF WE INCREASE OUR STAFFING LEVELS IN ANTICIPATION OF A PROJECT AND UNDERUTILIZE OUR PERSONNEL BECAUSE THE PROJECT IS DELAYED, REDUCED OR TERMINATED

     Because our business is driven by large, frequently multi-month contracts, we project our personnel needs for future anticipated business. If we increase our staff in anticipation of a project and such project is ultimately delayed, reduced or terminated, we may underutilize these additional personnel, which would increase our general and administrative expenses and could adversely affect our operating results.

OUR  SUCCESS  IS  DEPENDENT   ON  THE   CONTINUED   TREND   TOWARD   OUTSOURCING
TELECOMMUNICATIONS NETWORK SERVICES

     Our success is dependent on the continued trend by both wireline and wireless carriers to outsource their design, development, maintenance and upgrading of their new and existing networks. If our existing and potential customers elect to perform more of these services themselves, our revenues may decline and our business would be harmed.

SPECIAL RISKS OF ACQUISITIONS

Acquisitions involve a number of special risks, some of which include:

     *    time   associated   with   identifying   and  evaluating   acquisition
          candidates;
     * diversion of management's attention by the need to integrate the operations and personnel of the acquired companies into our own business and corporate culture;
     * assimilation of acquired products, services and operations into our existing products, services and operations;
     *    possible adverse short-term effects on our operating results;
     * future operating results of the acquisition, including the expansion of its business, retention and growth of its customer base and the demand for its products, technologies or services;
     *    assumption of unknown liabilities;
     *    realization of acquired intangible assets;
     *    loss of key employees of the acquired companies; and
     *    other unanticipated events or circumstances.

COMPETITION FOR ACQUISITION CANDIDATES

      Since 1997, we have experienced substantial growth in our revenues due in part to our acquisitions. The competition for attractive acquisition candidates is intense. Further, due to proposed changes in "pooling of interests" accounting treatment for acquisitions due to take effect this year, we expect competition for candidates willing to be acquired through a pooling of interests will be especially intense. Heightened competition for candidates could increase the cost of acquisitions and reduce the number of attractive candidates. We cannot assure you that we will be able to identify additional suitable acquisition candidates, consummate or finance any such acquisitions. We regularly evaluate potential acquisition prospects, but we are not currently negotiating any material acquisitions.

DEPENDENCE UPON KEY PERSONNEL

     Our success depends, to a significant extent, upon the continued services of our executive officers, both individually and as a group. Our future performance will be substantially dependent on our ability to retain these individuals. The loss of the services of any of our executive officers, particularly Joseph P. Kealy, our Chairman and President, could adversely affect our business. In addition, as we acquire companies we often enter into consulting or employment agreements with their key executives to continue their employment with us. We must compete with much larger companies that have significantly greater resources to attract and retain personnel. We cannot assure you that we will be successful in this regard or, if successful, that the services of such personnel can be secured on terms favorable to us. The loss of the services of any of our key executives or our inability to attract other qualified employees could materially and adversely affect our business and operations.

LIMITATIONS IMPOSED BY GOVERNMENT REGULATION

     Our ability to pursue our business activities is regulated, directly or indirectly, by various agencies and departments of state and local governments. Licenses from public utilities commissions are frequently required prior to the commencement of services by us and our customers. In addition, our wireless telecommunications customers generally require licenses for their services from the federal government. There can be no assurance that we or our customers will be successful in our or their efforts to obtain necessary licenses or regulatory approvals. Our inability or the inability of any of our customers to secure any necessary licenses or approvals could have a material adverse effect on our business. In addition to specific regulations, we are subject to all federal, state and local rules and regulations imposed upon businesses generally. The cost of compliance with regulations is an additional cost of doing business for us.

RISKS OF POSSIBLE COST ESCALATION UNDER FIXED PRICE CONTRACTS

     A substantial portion of our revenues has been generated principally under firm fixed-price contracts. Fixed-price contracts carry inherent risks, including underestimating costs, problems with new technologies and economic and other changes that may occur over the contract period. We recognize revenues using the percentage-of-completion method. Under this method, revenue is recognized based on actual costs incurred in relation to total estimated costs to complete the contract. This method may result in volatility in our quarterly results. Unforeseen events and circumstances can alter our estimate of the costs and potential profit associated with a particular contract. To the extent that original cost estimates are modified, estimated costs to complete increase, delivery schedules are delayed, or progress under a contract is otherwise impeded, cash flow, revenue recognition and profitability from a particular contract may be adversely affected.

INSURANCE AND POTENTIAL EXCESS LIABILITY

     We maintain liability insurance to protect against damages to persons or property that may result from our work. If we were to incur liability in excess of our policy coverage, our financial condition could be adversely affected.

OUR STOCK PRICE MAY BE PARTICULARLY VOLATILE BECAUSE OF OUR INDUSTRY

     The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology and telecommunications companies have been extremely volatile and have experienced fluctuations that have often been unrelated to or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the price of our common stock.

ARIZONA ANTI-TAKEOVER STATUTE

     The Arizona Corporate Takeover Act ("Takeover Act") was adopted in 1987. The policy of the Takeover Act is to prevent unfriendly corporate takeover attempts by third parties. The Takeover Act prohibits some types of transactions, including "green mail," limits voting rights of certain individuals acquiring shares in the market and regulates various business combinations involving corporate transactions proposed by insiders and as part of a takeover plan.

     The Takeover Act enhances the possibility that a potential bidder for our control will be required to act through arm's-length negotiation with respect to a major transaction, such as a merger, consolidation or purchase of substantially all of our assets. The Takeover Act may also have the effect of discouraging tender offers or other stock acquisitions, giving our management power to reject some types of transactions that might be desired by the owners of the majority of our voting securities. The Takeover Act could also be deemed to benefit incumbent management to the extent that the Act deters these offers by persons who would wish to make changes in management or exercise control over management.

DEPENDENCE ON SUPPLIERS

     We do not have written agreements with our suppliers. It is possible that in the future our Equipment Distribution Group may encounter shortages in parts, components, or other elements vital to its operations. If these shortages occur, we cannot guarantee that we would be able to locate other satisfactory suppliers, or even if other suppliers could be located, that we would be able to establish commercial relationships with these suppliers. If we are unable to establish commercial relationships with other suppliers, we may be required to suspend or curtail some of our services. Suspension or curtailment of services could have a material adverse effect on us.

OUR CREDIT FACILITY COULD BE ACCELERATED IF WE DEFAULT AND COULD ALSO PREVENT US FROM ENGAGING IN CERTAIN BENEFICIAL TRANSACTIONS

     We have a credit facility with a group of financial institutions. The terms of our indebtedness contain customary events of default and covenants. Events that are beyond our control may affect our ability to comply with certain of these provisions. If we breach any of these covenants, we could be in default under the credit facility and a default could accelerate the repayment of the indebtedness. Further, the covenants may significantly restrict our ability to respond to changing business and economic conditions or to secure additional financing, if needed, and prevent us from engaging in transactions that we might otherwise consider beneficial to our business. The following actions, among other things, require the prior written consent of our lenders:

     *    making investments in excess of specified amounts;
     *    incurring additional indebtedness in excess of a specified amount;
     *    paying dividends;
     *    making capital expenditures in excess of a specified amount;
     *    creating liens on our assets;
     *    engaging in mergers or combinations; and
     *    engaging in transactions which would result in a "change of control."

     Our credit facility also requires us to maintain financial ratio coverages of debt to earnings and of earnings to interest expense. We anticipate that we may be in violation of certain covenants for the quarter ended March 31, 2001. Accordingly, we have obtained a waiver from our lenders while a permanent modification to our credit facility is being negotiated.


ECONOMIC AND GENERAL RISKS OF THE BUSINESS

     Our success will depend upon factors that are beyond our control and that cannot clearly be predicted at this time. These factors include general economic conditions, both nationally and internationally, changes in tax laws, fluctuations in operating expenses, including energy costs, changes in governmental regulations, including regulations imposed under federal, state or local environmental laws, labor laws, trade laws and other trade barriers.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 3,500 square feet of office space for our corporate office in Phoenix, Arizona. We are building an office in Phoenix with 34,000 square feet on a 2.5 acre parcel with a total project cost of about $5.0 million. We expect to consolidate our existing Phoenix leased office space into about 20,000 square feet of this facility and will lease the balance of the space to tenants. We also maintain the operating facilities listed below.

     The Wired Services Group has principal offices in Atlanta, Georgia; Columbia, Maryland; Lake Worth, Florida; Denver, Colorado; Staten Island, New York; Melissa, Texas; Nashville, Tennessee; Phoenix, Arizona; and Perris and Sacramento, California. We also maintain several satellite offices throughout the United States. We own office buildings of 9,600 square feet in Phoenix, 19,400 square feet in Memphis and 8,100 square feet in Melissa and approximately
2.5 acres of land in Phoenix and four acres of land in Perris, all of which are subject to mortgages totaling $442,840. In addition, we lease an aggregate of
1.7 million square feet of office, warehouse and yard space under various leasing arrangements for our other locations.

     The Equipment Distribution Division has principal offices in Richmond, Virginia, Lakeland and Marianna, Florida and the United Kingdom. Our Marianna facility consists of an office/warehouse building of approximately 28,000 square feet, including 24,000 square feet of warehouse space and an additional warehouse consisting of approximately 33,000 square feet. The buildings are located on approximately 8.4 acres of land. In addition, we lease an aggregate of 52,000 square feet of office and warehouse space under various leasing arrangements for our other locations.

     The Wireless Services Division leases an aggregate of approximately 34,000 square feet located in Austin, Texas; San Jose, California; Denver, Colorado; Van Nuys, California; and West St. Paul, Minnesota.

     The Wireless Technologies Division leases an aggregate of approximately 19,000 square feet located in Germantown, Maryland and Englewood Cliffs, New Jersey.

     We believe our operating facilities are adequate to meet our operational needs for the foreseeable future.

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

     YEAR ENDED DECEMBER 31, 1999                       LOW           HIGH
     ----------------------------                     ------         ------
     First Quarter                                    $ 6.00         $ 9.00
     Second Quarter                                   $ 5.56         $ 9.13
     Third Quarter                                    $ 4.50         $ 9.09
     Fourth Quarter                                   $ 5.00         $ 9.00

     YEAR ENDED DECEMBER 31, 2000
     ----------------------------
     First Quarter                                    $ 7.03         $38.25
     Second Quarter                                   $10.63         $25.94
     Third Quarter                                    $14.50         $26.94
     Fourth Quarter                                   $ 4.56         $15.94

     As of March 9, 2001, there were approximately 36,962 beneficial holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     During the fourth quarter of 2000, we issued 552,885 shares of common stock to the former shareholders of New C.C., Inc. and New C.C. West, Inc., collectively "New C.C., Inc.", at a price of $5.0531 per share, the average market price of our common stock on the NASDAQ National Market on the acquisition close date. The purchase agreement requires us to issue additional shares of common stock to the former shareholders of New C.C., Inc. if the market price of our common stock on the six month anniversary is below a certain level. See Note 10 to the accompanying consolidated financial statements. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D promulgated under the Act.

     During the first quarter of 2001, we issued 616,542 shares of common stock to the former shareholders of Anacom Systems Corporation ("Anacom") at a price of $6.4878 per share, the average market price of our common stock on the NASDAQ National Market for the ten trading days beginning five days prior to close, and ending four days following close, in connection with the acquisition of Anacom. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D promulgated under the Act.

During the first quarter of 2001, we issued 35,694 shares of common stock to the former shareholders of NY Antenna, Inc. at a price of $11.70312 per share, the average market price of our common stock on the NASDAQ National Market for the ten trading days immediately preceding November 28, 2000, in connection with provisions contained in the NY Antenna, Inc. purchase agreement that required us to issue additional shares of common stock to the former shareholders of NY Antenna, Inc. if the above referenced average market price was below the average market price calculated for the initial common stock issued upon the acquisition close. Such shares were issued pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial information and consolidated balance sheet data presented below as of and for the years ended December 31, 2000, 1999 and 1998 are derived from the accompanying consolidated financial statements that have been audited by BDO Seidman LLP. The consolidated financial information and consolidated balance sheet data presented below as of and for the years ended December 31, 1997 and 1996 are derived from the consolidated financial statements that have been audited by Semple & Cooper LLP. On September 1, 1998, the Company completed two acquisitions, both of which were accounted for using the pooling of interests method. On June 1, 2000, the Company completed an acquisition that was accounted for using the pooling of interests method. Accordingly, the selected consolidated financial information presented below has been restated to include the results of operations of the acquisitions for all periods presented.

                                                    Year Ended December 31,
                                 ----------------------------------------------------------
                                   2000         1999         1998         1997        1996
                                 --------     --------     --------     -------     -------
                                            (in thousands, except per share amounts)
Revenues                         $315,715     $187,680     $118,684     $73,341     $41,918
Cost of revenues                  236,105      141,093       83,524      53,613      31,370
                                 --------     --------     --------     -------     -------

Gross margin                       79,610       46,587       35,160      19,728      10,548
General and administrative         53,546       31,094       18,676      14,000      11,015
                                 --------     --------     --------     -------     -------

Income from operations             26,064       15,493       16,484       5,728        (467)
Other income (expense), net        (7,600)      (3,194)      (1,242)      1,167         (87)
Nonrecurring acquisition-
 related expenses                  (1,380)          --         (890)         --          --
                                 --------     --------     --------     -------     -------
Income before provision for
 income taxes                      17,084       12,299       14,352       6,895        (554)
Provision for income taxes         (6,600)      (4,391)      (4,899)        334        (139)
                                 --------     --------     --------     -------     -------

Net income                         10,484        7,908        9,453       7,229        (693)
Preferred stock dividend               --           (4)         (48)       (173)       (171)
                                 --------     --------     --------     -------     -------
Net income attributable to
 common stockholders               10,484        7,904        9,405       7,056        (864)
Pro forma provision for
 income taxes (2)                     (48)         (41)        (534)     (1,769)        341
                                 --------     --------     --------     -------     -------
Net income after pro forma
  provision for income taxes     $ 10,436     $  7,863     $  8,871     $ 5,287     $  (523)
                                 ========     ========     ========     =======     =======
Earnings per share:
    Basic                        $   0.32     $   0.27     $   0.39     $  0.56     $ (0.08)
    Diluted                      $   0.30     $   0.26     $   0.34     $  0.36     $ (0.08)

Proforma earnings per share
   Basic                         $   0.32     $   0.27     $   0.37     $  0.42     $ (0.05)
   Diluted                       $   0.30     $   0.26     $   0.32     $  0.27     $ (0.05)

Shares used in computing
  earnings per share:
    Basic                          32,487       28,897       24,375      12,577      10,307
    Diluted                        35,205       30,684       28,042      19,446      10,307

                                                          December 31,
                                 ----------------------------------------------------------
                                   2000         1999         1998         1997        1996
                                 --------     --------     --------     -------     -------
                                                        (in thousands)
Consolidated balance sheet data:
 Cash                           $ 10,333     $  3,358     $ 4,841      $ 3,412     $    99
 Working capital                 108,527       64,947      25,506       11,586        (881)
 Total assets                    272,570      163,334      90,272       53,919      10,483
 Long-term debt
   less current portion          102,119       57,753       7,463        5,292       1,641
 Stockholders' equity            125,738       74,509      54,166       32,906       2,456

(1) Consolidated balance sheet data and results of operations of subsidiaries acquired on September 1, 1998 under pooling of interests method is not available for certain periods. Therefore, the consolidated balance sheet data as of December 31, 1996 has not been restated.

(2) During the second quarter of 2000 and the third quarter of 1998, the Company made certain acquisitions accounted for under the pooling of interests method. Prior to the acquisitions, the companies acquired operated as Subchapter S corporations and, accordingly, were not subject to federal income taxes. The pro forma provision for income taxes was recorded for 2000, 1999, 1998, 1997 and 1996 to present income taxes as though the consolidated operating results of the acquired companies had been subject to federal income taxes or all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     We are an end-to-end solutions provider serving telecommunications industry. We deliver a broad range of solutions designed to enable, enhance and support voice, data and video communications through wired, wireless, internal and external networks. In delivering these solutions, we design, develop, install and maintain internal and external networks that support the Internet-related applications and other communications for our customers. Our services range from the design, development and installation of fiber-optic networks to wireless connectivity solutions. Our products range from proprietary wireless communications equipment to new, deinstalled and refurbished communications equipment from a variety of manufacturers. We deliver our products and services through four operating segments: wired services, wireless services, wireless technologies and equipment distribution.

     The Company derives a substantial portion of its revenue through contracts accounted for under the percentage of completion method whereby revenue is recognized based on the ratio of contract costs incurred to total estimated contract costs. As a result, gross margins can increase or decrease based upon changes in estimates during individual contracts.

RESULTS OF OPERATIONS

     During 2000 and 1999, we made several strategic acquisitions to enhance our service capabilities and broaden our geographic coverage as an end-to-end solutions provider. None of the acquisitions were material individually or in the aggregate. Details of these transactions can be found in the accompanying Consolidated Financial Statements.

                                     2000 (1)              1999 (1)             1998(1)
                               ------------------    ------------------    ------------------
Revenues                       $315,715    100.0%    $187,680    100.0%    $118,684    100.0%
Cost of revenues                236,105     74.8%     141,093     75.2%      83,524     70.4%
                               --------    -----     --------    -----     --------    -----

Gross margin                     79,610     25.2%      46,587     24.8%      35,160     29.6%
General and administrative       53,546     17.0%      31,094     16.6%      18,676     15.7%
                               --------    -----     --------    -----     --------    -----

Income from operations           26,064      8.3%      15,493      8.2%      16,484     13.9%
Other income (expense), net      (7,600)    -2.4%      (3,194)    -1.7%      (1,242)    -1.1%
Nonrecurring acquisition-
  related expenses               (1,380)    -0.5%          --       --         (890)    -0.7%
                               --------    -----     --------    -----     --------    -----

Income before provision for      17,084      5.4%      12,299      6.5%      14,352     12.1%
  income taxes
Provision for income taxes       (6,600)    -2.1%      (4,391)    -2.3%      (4,899)    -4.1%
                               --------    -----     --------    -----     --------    -----

Net income                       10,484      3.3%       7,908      4.2%       9,453      8.0%
Preferred stock dividend             --       --           (4)     0.0%         (48)    -0.1%
                               --------    -----     --------    -----     --------    -----
Net income attributable to
  common stockholders            10,484      3.3%       7,904      4.2%       9,405      7.9%
Pro forma provision for
  income taxes                      (48)      --          (41)     0.0%        (534)    -0.4%
                               --------    -----     --------    -----     --------    -----
Net income after pro forma
  provision for income taxes   $ 10,436      3.3%    $  7,863      4.2%    $  8,871      7.5%
                               ========      ===     ========    =====     ========    =====

(1) During the second quarter of 2000 and the third quarter of 1998, the Company made certain acquisitions accounted for under the pooling of interests method. Prior to the acquisitions, the companies acquired operated as Subchapter S corporations and, accordingly, were not subject to federal income taxes. The pro forma provision for income taxes was recorded for 2000 and 1998 to present income taxes as though the consolidated operating results of the acquired companies had been subject to federal income taxes for all periods presented.

2000 COMPARED TO 1999

     REVENUES. Revenues for 2000 increased $128.0 million, or 68%, to $315.7 million as compared to $187.7 million in 1999. The increase was due primarily to revenue growth of $112.9 million in the wired services segment during 2000. The increase was the result of revenue growth from existing subsidiaries as well as incremental revenues from acquisitions made during the year. Also contributing to the overall increase in our revenues was the addition of the wireless services segment during the third quarter of 2000 which contributed revenues of $6.9 million in 2000. Revenues from our wireless technology segment increased $1.0 million, or 31%, to $4.1 million due to the continued deployment of our proprietary wireless connectivity solutions. Our equipment distribution segment experienced revenue growth of $7.2 million, or 23%, primarily due to an expanded line of products offered for sale.

     GROSS MARGIN. Gross margin for 2000 increased $33.0 million, or 71%, to $79.6 million as compared to $46.6 million in 1999. The increase was primarily the result of increased revenue volume in each of our operating segments.

     Gross margin, as a percentage of revenues, increased less than 1% to 25% in 2000. Gross margin within the wired services segment increased 2% to 25% in 2000 compared to 23% in 1999 primarily due to the mix of services offered and strong industry demand. This increase was offset by a 2% decrease in gross margin, as a percentage of revenue, in the equipment distribution segment to 30% in 2000 from 32% in 1999 as a result of a changing mix of products sold. Gross margin, as a percentage of revenue, in our newly created wireless services segment was 21% in 2000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for 2000 increased $22.5 million, or 72%, to $53.5 million as compared to $31.1 million in 1999. The increase was primarily due to internal growth of existing subsidiaries, incremental costs associated with acquisitions made during 2000 and management additions made during 2000 to support our continued growth. General and administrative expenses, as a percentage of revenues, were 17% in 2000 and 1999.

     OTHER INCOME (EXPENSE). Other expenses for 2000 increased $4.4 million, or 138%, to $7.6 million as compared to $3.2 million in 1999. The increase is primarily due to interest expense on our credit facilities. Borrowing activity increased during 2000 due to the acquisition of several subsidiaries through purchase agreements consisting of all cash or cash and common stock terms, the acquisition of operating equipment to support revenue growth in the wired services segment, and the funding research and development initiatives within our wireless technology segment.

     NON-RECURRING ACQUISITION COSTS. Non-recurring acquisition costs were attributable to certain acquisitions made during the second quarter of 2000 accounted for under the pooling of interests method.

     PROVISION FOR INCOME TAXES. Income tax expense for 2000 increased $2.2 million, or 50.3%, to $6.6 million as compared to $4.4 million in 1999. The provision for income taxes increased due to higher taxable earnings and a higher effective tax rate in 2000 due to non-deductible acquisition costs incurred in 2000 related to an acquisition accounted for under the pooling of interests method in the second quarter of 2000. The company we acquired under the pooling of interests method operated as a Subchapter S corporations and, accordingly, was not subject to federal income taxes. A pro forma provision for income taxes was recorded for 2000 to present income taxes as though the consolidated operating results of the acquired company had been subject to federal income taxes for all periods presented.

     NET INCOME. Net income attributable to common stockholders before the pro forma provision for income taxes for 2000 increased $2.6 million, or 33%, to $10.5 million, or $0.32 and $0.30 per basic and diluted share, as compared to $7.9 million, or $0.27 and $0.26 per basic and diluted share, in 1999. Net income attributable to common stockholders after the pro forma provision for income taxes for 2000 increased $2.5 million, or 32%, to $10.4 million, or $0.32 and $0.30 per basic and diluted share, as compared to $7.9 million, or $0.27 and $0.26 per basic and diluted share, in 1999.

1999 COMPARED TO 1998

     REVENUES. Revenues for 1999 increased $69.0 million, or 58.1%, to $187.7 million as compared to $118.7 million in 1998. The increase was due primarily to revenue growth of $74.5 million in the wired services segment during 1999. The increase was the result of revenue growth from existing subsidiaries as well as incremental revenues from acquisitions made during the year. Also contributing to the overall increase in our revenues was the addition of the wireless technologies segment during the first quarter of 1999 which contributed revenues of $3.2 million in 1999. Partially offsetting revenue growth in the infrastructure and wireless segments was a decrease in revenues of $8.6 million in the equipment distribution segment in 1999 as compared to 1998.

     GROSS MARGIN. Gross margin for 1999 increased $11.4 million, or 32.5%, to $46.6 million as compared to $35.1 million in 1998. The increases were primarily the result of increased revenue volume in the infrastructure and wireless segments, partially offset by a decrease in revenue volume and sales prices in the equipment distribution segment.

     Gross margin, as a percentage of revenues, decreased 5% to 25% in 1999 as compared to 30% in 1998. The decrease was primarily due to declines in the gross margins within the equipment distribution segment, offset by increases in the wired services segment. Gross margin in the equipment distribution segment, as a percentage of revenues, in 1999 was 32% as compared to 53% in 1998. Current year margins have declined as compared to the prior year due to changes in prevailing market conditions. During the fourth quarter of 1998, we successfully sold approximately $3.2 million of older inventory which had previously been written down. This older inventory was sold at prices in excess of its adjusted net realizable value resulting in a non-recurring higher than normal gross profit. The same market conditions did not exist during 1999, and as such, we did not sell any of the old inventory and did not achieve the same margins in the current year as in the prior year. Having made no sales of this old inventory during 1999, no significant adjustments to the reserve for obsolescence were made. Gross margin, as a percentage of revenues, in the wired services segment increased 2% to 23% in 1999 as compared to 21% in 1998 primarily due to improved operating efficiencies and contract execution.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1999 increased $12.4 million, or 67%, to $31.1 million as compared to $18.7 million in 1998. The increase was primarily due to internal growth of existing subsidiaries, incremental costs associated with acquisitions made during 1999 and management additions made during 1999 to support our continued growth. General and administrative expenses, as a percentage of revenues, were 17% in 1999 as compared to 16% in 1998.

     OTHER INCOME (EXPENSE). Other expenses for 1999 increased $2.0 million, or 157%, to $3.2 million as compared to $1.2 million in 1998. The increase is primarily due to interest expense on our credit facilities. Borrowing activity increased during 1999 due to the acquisition of several subsidiaries through purchase agreements consisting of all cash or cash and common stock terms as well as the acquisition of operating equipment to support revenue growth in the wired services segment. Partially offsetting the increase in interest expense was an increase in interest and other income of $199,200 due to interest earned on deposited funds and realized gains on short-term liquid investments.

     NON-RECURRING ACQUISITION COSTS. Non-recurring acquisition costs were attributable to certain acquisitions made during the third quarter of 1998 accounted for under the pooling of interests method.

     PROVISION FOR INCOME TAXES. Income tax expense for 1999 decreased $508,000, or 10%, to $4.4 million as compared to $4.9 million in 1998. The provision for income taxes decreased due to lower taxable earnings, partially offset by a lower effective tax rate in 1998 due to certain acquisitions accounted for under the pooling of interests method in the third quarter of 1998. Prior to the acquisitions, the companies acquired operated as Subchapter S corporations and, accordingly, were not subject to federal income taxes. A pro forma provision for income taxes was recorded for 1998 to present income taxes as though the consolidated operating results of the acquired companies had been subject to federal income taxes for all periods presented.

     NET INCOME. Net income attributable to common stockholders before the pro forma provision for income taxes for 1999 decreased $1.5 million, or 16%, to $7.9 million, or $0.27 and $0.26 per basic and diluted share, as compared to $9.4 million, or $0.39 and $0.34 per basic and diluted share, in 1998. Net income attributable to common stockholders after the pro forma provision for income taxes for 1999 decreased $1.0 million, or 11%, to $7.9 million, or $0.27 and $0.26 per basic and diluted share, as compared to $8.9 million, or $0.36 and $0.32 per basic and diluted share, in 1998.

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

     During 2000, net cash used in operations totaled $5.2 million as compared to $15.3 million in 1999. Cash generated from operations during the period totaled $42.6 million and consisted primarily of net income of $10.5 million, depreciation and amortization totaling $12.2 million, an increase in accounts payable of $9.0 million, income taxes of $8.7 million and other non-cash expenses included in net income of $2.2 million. Operating assets and liabilities decreased operating cash flow $47.8 million, primarily due to increases in accounts receivable, inventory, costs and estimated earnings in excess of billings and other assets and decreases in other assets and accrued expenses.

     Cash used in investing activities in 2000 totaled $42.1 million, which consisted primarily of net equipment purchases totaling $29.2 million and cash used in business acquisitions totaling $12.9 million. During 2000, financing activities generated approximately $54.2 million, which consisted primarily of net borrowings under our credit facilities totaling $37.5 million, borrowings under notes payable and capital lease obligations related to purchases of equipment totaling $17.1 million, proceeds from warrant and stock option exercises totaling $12.5 million and proceeds from stock purchased under the Employee Stock Purchase Plan totaling $1.6 million, partially offset by scheduled principal payments on long-term debt totaling $13.6 million.

     As of December 31, 2000, we had a cash balance of $10.3 million and additional working capital of $97.8 million. Additionally, at December 31, 2000 we had a revolving line of credit with a syndication of commercial banks totaling $100 million (with a provision, under certain conditions including consent of the lenders, to raise the total borrowings available to $150 million), with an available balance of approximately $16.8 million, and a $25 million lease line of credit with an available balance of approximately $5.1 million. Aggregate proceeds from current working capital, funds generated through operations and current availability under existing credit facilities are considered sufficient to fund our operations for the next 12 to 18 months. We are, however, pursuing opportunities to augment our capital structure to support anticipated growth from increased demand for our products and services. We can offer no assurance that we will be able to obtain such additional capital or that it will be available on terms or conditions acceptable to us. Our revolving credit agreement places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. Our revolving credit agreement also requires that specified financial ratios and balances be maintained. As of December 31, 2000, the Company was in compliance with these covenants. We do not expect to be in compliance with certain covenants at March 31, 2001 and have obtained a waiver from our lenders while a permanent modification to our credit facility is being negotiated.

INFLATION

     We do not believe that we are significantly impacted by inflation.

SEASONALITY

     As a result of acquisitions and geographical expansion, our operations have become seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. This seasonality is primarily the result of customer budgetary constraints and preferences and the effect of winter weather on outside construction activities. Some of our customers, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS No. 137 and FAS No. 138. FAS 133 requires the Company to record all derivatives on the balance sheet at fair value commencing with the first quarter of 2001. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. Based on our current analysis, FAS 133 will not have a material impact on the consolidated financial statements of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with our fourth quarter fiscal 2001 consolidated financial statements. Based on the current analysis of SAB No. 101, management does not believe it will have a material impact on the financial results of the Company.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25,
"Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN 44 has not had a material adverse affect on the current and historical consolidated financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not have foreign currency exchange rate and commodity price market risk.

     Interest Rate Risk - From time to time the Company temporarily invests its excess cash and retianage in interest-bearing securities issued by high-quality issuers. Company policies limit the amount of investment in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

     The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at December 31, 2000. Assuming a 100 basis point increase in the prime interest rate at December 31, 2000 and December 31, 1999, respectively, the potential increase in the fair value of the Company's debt obligations would have been approximately $500,000 at December 31, 2000 and $320,000 at December 31, 1999. See note 3 in the accompanying consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS.

     The consolidated financial statements and schedules are included herewith commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2000.

                                    PART III

     The information required by Part III (Items 10 through 13) has been omitted from this report, and is incorporated by reference to the captions "Principal Stockholders," "Election of Directors" and "Executive Compensation" in our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which we will file with the Commission pursuant to Regulation 14A within 120 days after the end of our 2000 fiscal year.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

Exhibit
Number      Description                                                Reference
- ------      -----------                                                ---------
3.1         Restated Articles of Incorporation of Registrant,
            dated October 21, 1981                                        (1)

3.2         Amendment to Articles of Incorporation of Registrant,
            dated April 18, 1986                                          (1)

3.3         Amendment to Articles of Incorporation of Registrant,
            dated May 20, 1987                                            (1)

3.4         Amendment to Articles of Incorporation of Registrant,
            dated  February 4, 1988                                       (1)

3.5         Amendment to Articles of Incorporation of Registrant,
            dated August 15, 1991                                         (1)

3.6         Amendment to Articles of Incorporation of Registrant,
            dated June 3, 1994                                            (1)

3.7         Amended, Revised, and Restated Bylaws of Registrant,          (1)

4.1         Form of Common Stock Certificate                              (1)

10.1        1997 Stock Option Plan, as amended                            (2)

10.2        1997 Restricted Stock Plan                                    (3)

10.3        1994 Incentive Stock Option Plan                              (3)

10.4        1994 Restricted Stock Plan                                    (1)

10.5        International FiberCom Employee Stock Purchase Plan           (3)

21.1        List of Subsidiaries of the Registrant                         *

23.1        Consent of BDO Seidman, LLP                                    *

- ----------
*    Filed herewith
(1) Filed with Registration Statement on Form SB-2, No. 33-79730, which became effective August 12, 1994.
(2)  Filed with 2000 Notice and Proxy Statement, dated May 12, 2000.
(3) Filed with Registration Statement on Form S-8, No. 333-41817, on December 8, 1997.

     (b)  CURRENT REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTERNATIONAL FIBERCOM, INC.


                                    By /s/ Joseph P. Kealy
                                       -----------------------------------------
Dated: March 30, 2001                  Joseph P. Kealy, Chairman of the Board,
                                       President and Principal Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                            Date
- -------------------                                            ----

/s/ Joseph P. Kealy                                        March 30, 2001
- ---------------------------------------
Joseph P. Kealy, Chairman of the Board,
President, Principal Executive Officer
and Director


/s/ Gregory B. Hill                                        March 30, 2001
- ---------------------------------------
Gregory B. Hill, Principal Financial
Officer, Treasurer and Secretary


/s/ C. James Jensen                                        March 30, 2001
- ---------------------------------------
C. James Jensen, Director


/s/ John F. Kealy                                          March 30, 2001
- ---------------------------------------
John F. Kealy, Director


/s/ Jerry A. Kleven                                        March 30, 2001
- ---------------------------------------
Jerry A. Kleven, Director


/s/ John P. Morbeck                                        March 30, 2001
- ---------------------------------------
John P. Morbeck, Director


/s/ Richard J. Seminoff                                    March 30, 2001
- ---------------------------------------
Richard J. Seminoff, Director


/s/ John P. Stephens                                       March 30, 2001
- ---------------------------------------
John P. Stephens, Director

                          INTERNATIONAL FIBERCOM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                F-3

Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998                                          F-4

Consolidated Statements of Comprehensive Income for the years
  ended December 31, 2000, 1999 and 1998                                    F-5

Consolidated Statements of Changes in Stockholders' Equity for
  the years ended December 31, 2000, 1999 and 1998                          F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                          F-8

Notes to Consolidated Financial Statements                                  F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
International FiberCom, Inc.
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of International FiberCom, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International FiberCom, Inc. and subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                        /s/ BDO SEIDMAN, LLP


Los Angeles, California
February 16, 2001, except for Note 3
which is as of March 30, 2001

                          INTERNATIONAL FIBERCOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,
                                                                ------------------------------
                                                                    2000             1999
                                                                -------------    -------------
                                     Assets
Current assets:
  Cash and cash equivalents                                     $  10,332,908    $   3,358,341
  Accounts receivable - trade, net                                 64,518,202       51,445,147
  Costs and estimated earnings in excess of billings               47,188,666       16,125,647
  Inventory, net                                                   20,414,467       18,722,334
  Income taxes receivable                                           1,184,391          868,055
  Deferred tax asset                                                1,392,890        1,961,894
  Other current assets                                              5,554,598        1,817,780
                                                                -------------    -------------
   Total current assets                                           150,586,122       94,299,198

Property and equipment, net                                        51,326,343       27,098,135
Goodwill, net                                                      67,521,734       40,398,981
Other assets, net                                                   3,135,530        1,537,546
                                                                -------------    -------------

Total assets                                                    $ 272,569,729    $ 163,333,860
                                                                =============    =============
                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of notes payable                              $   1,276,106    $   3,798,367
  Current portion of capital lease obligations                      4,866,170        2,858,012
  Current portion of notes payable to related parties                  86,618          925,911
  Accounts payable                                                 28,269,905       16,395,723
  Accrued expenses                                                  7,560,718        5,373,737
                                                                -------------    -------------
   Total current liabilities                                       42,059,517       29,351,750

Notes payable                                                       2,178,011        3,776,280
Capital lease obligations                                          16,703,500        8,091,989
Notes payable to related parties                                           --          146,776
Line of credit                                                     83,237,986       45,737,986
Deferred tax liability                                              2,653,108        1,720,146
                                                                -------------    -------------
   Total liabilities                                              146,832,122       88,824,927
                                                                -------------    -------------
Commitments and contingencies (Note 6)

Stockholders' equity:
  Common stock, no par value, 100,000,000 shares authorized;       93,333,067       60,124,750
   34,391,128 shares issued and 34,185,439 shares
   outstanding at December 31, 2000; 29,978,157 shares issued and 29,772,468 shares outstanding at December 31, 1999
  Additional paid-in capital                                       10,127,279        2,581,149
  Foreign currency translation adjustment                              (9,842)              --
  Retained earnings                                                23,117,190       12,633,121
                                                                -------------    -------------
                                                                  126,567,694       75,339,020
  Less: treasury stock, 205,689 shares, at cost                      (830,087)        (830,087)
                                                                -------------    -------------
  Total stockholders' equity                                      125,737,607       74,508,933
                                                                -------------    -------------

  Total liabilities and stockholders' equity                    $ 272,569,729    $ 163,333,860
                                                                =============    =============

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            For the Year Ended December 31,
                                                 ---------------------------------------------------
                                                     2000               1999               1998
                                                 -------------      -------------      -------------
Revenues                                         $ 315,715,025      $ 187,679,640      $ 118,684,404
Cost of revenues                                   236,105,356        141,092,734         83,524,548
                                                 -------------      -------------      -------------

Gross margin                                        79,609,669         46,586,906         35,159,856
General and administrative                          53,545,751         31,094,057         18,675,950
                                                 -------------      -------------      -------------

Income from operations                              26,063,918         15,492,849         16,483,906
Other income (expense):
  Interest income                                      896,888            362,971            163,822
  Interest expense                                  (8,464,794)        (3,929,364)        (1,462,530)
  Nonrecurring acquisition costs                    (1,380,286)                --           (890,000)
  Other                                                (31,538)           372,229             56,972
                                                 -------------      -------------      -------------

Income before provision for income taxes            17,084,188         12,298,685         14,352,170
Provision for income taxes                          (6,600,119)        (4,390,784)        (4,899,497)
                                                 -------------      -------------      -------------

Net income                                          10,484,069          7,907,901          9,452,673
Preferred stock dividend                                    --             (4,000)           (47,722)
                                                 -------------      -------------      -------------
Net income attributable to common stockholders
  before pro forma provision for income taxes       10,484,069          7,903,901          9,404,951
Pro forma provision for income taxes                   (48,288)           (40,498)          (534,062)
                                                 -------------      -------------      -------------
Net income attributable to common stockholders
  after pro forma provision for income taxes     $  10,435,781      $   7,863,403      $   8,870,889
                                                 =============      =============      =============
Earnings per share:
  Basic                                          $        0.32      $        0.27      $        0.39
  Diluted                                        $        0.30      $        0.26      $        0.34

Proforma earnings per share
  Basic                                          $        0.32      $        0.27      $        0.37
  Diluted                                        $        0.30      $        0.26      $        0.32

Shares used in computing earnings per share:
  Basic                                             32,486,970         28,896,951         24,374,712
  Diluted                                           35,204,615         30,683,601         28,041,726

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   For the Year Ended December 31,
                                             -----------------------------------------------
                                                 2000              1999             1998
                                             ------------      ------------     ------------
Net income                                   $ 10,484,069      $  7,907,901     $  9,452,673
Other comprehensive income, net of tax:
  Foreign currency translation adjustments         (9,842)               --               --
                                             ------------      ------------     ------------
Comprehensive income                         $ 10,474,227      $  7,907,901     $  9,452,673
                                             ============      ============     ============

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                      Preferred Stock                 Common Stock
                                                 ---------------------------    --------------------------
                                                  Series B        Series C        Shares         Amount
                                                 -----------    ------------    ----------    ------------
Balance, January 1, 1998                         $ 1,126,837    $    766,662    20,752,812    $ 32,408,731
Series B Preferred Stock Conversion               (1,126,837)                      792,046       1,126,837
Series C Preferred Stock Conversion                                 (459,997)      126,316         459,997
Conversion of 8% convertible debentures                                            480,000         600,000
Accrued interest paid in Common Stock                                                7,744          46,948
Public warrant exercises                                                         1,288,930       6,981,453
Non-employee option and warrant exercises                                        2,682,632       2,013,393
Employee stock option exercises                                                    788,745         392,150
Common Stock purchased under ESPP                                                  139,876         678,305
Common Stock issued in connection
  with acquisitions                                                                 87,978         525,000
Finders fee paid in Common Stock                                                    25,131         150,000
Repurchase of Treasury Stock
Issuance of repricing shares                                                       300,000       1,948,959
S-corporation shareholder distribution
Preferred Stock dividend                                                             7,771          47,722
Net income
                                                 -----------    ------------    ----------    ------------

Balance, December 31, 1998                                --         306,665    27,479,981      47,379,495
                                                 -----------    ------------    ----------    ------------

                                                 Additional
                                                   Paid-in        Retained       Treasury
                                                   Capital        Earnings         Stock         Totals
                                                 -----------    ------------    ----------    ------------
Balance, January 1, 1998                         $ 2,961,109    $ (3,689,602)   $ (668,017)   $ 32,905,720
Series B Preferred Stock Conversion                                                                     --
Series C Preferred Stock Conversion                                                                     --
Conversion of 8% convertible debentures                                                            600,000
Accrued interest paid in Common Stock                                                               46,948
Public warrant exercises                            (379,960)                                    6,601,493
Non-employee option and warrant exercises                                                        2,013,393
Employee stock option exercises                                                                    392,150
Common Stock purchased under ESPP                                                                  678,305
Common Stock issued in connection                                                                       --
  with acquisitions                                                                                525,000
Finders fee paid in Common Stock                                                                   150,000
Repurchase of Treasury Stock                                                      (162,070)       (162,070)
Issuance of repricing shares                                                                     1,948,959
S-corporation shareholder distribution                              (986,129)                     (986,129)
Preferred Stock dividend                                             (47,722)                           --
Net income                                                         9,452,673                     9,452,673
                                                 -----------    ------------    ----------    ------------

Balance, December 31, 1998                         2,581,149       4,729,220      (830,087)     54,166,442
                                                 -----------    ------------    ----------    ------------

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                     Preferred Stock                Common Stock
                                               --------------------------    -------------------------
                                                Series B       Series C         Shares        Amount
                                               -----------    -----------    -----------   -----------
Series C Preferred Stock Conversion                              (306,665)        79,840       306,665
Conversion of convertible debt                                                   182,648     1,000,000
Common Stock issued in connection
    with acquisitions                                                          1,021,271     7,132,711
Common Stock purchased under ESPP                                                189,644     1,185,645
Exercise of Common Stock options
    and warrants                                                               1,024,181     3,116,234
Preferred Stock dividends                                                            592         4,000
Net income
                                               -----------    -----------    -----------   -----------

Balance, December 31, 1999                              --             --     29,978,157    60,124,750

Common Stock issued in connection
    with acquisitions                                                          1,438,874    18,101,774
Common Stock purchased under ESPP                                                237,488     1,576,976
Exercise of Common Stock options
    and warrants                                                               2,672,431    12,520,476
Non-recurring acquisition-related
  expenses paid in common stock                                                   64,178     1,009,091
Stock option and warrant
  income tax benefit
Change in foreign
    currency translation
Net income
                                               -----------    -----------    -----------   -----------
Balance, December 31, 2000                     $        --    $        --     34,391,128   $93,333,067
                                               ===========    ===========     ==========   ===========

                                             Additional       Foreign
                                              Paid-in         Currency        Retained       Treasury
                                              Capital       Translation       Earnings         Stock           Totals
                                            ------------    ------------    ------------   ------------    ------------
Series C Preferred Stock Conversion                                                                                  --
Conversion of convertible debt                                                                                1,000,000
Common Stock issued in connection
    with acquisitions                                                                                         7,132,711
Common Stock purchased under ESPP                                                                             1,185,645
Exercise of Common Stock options
    and warrants                                                                                              3,116,234
Preferred Stock dividends                                                         (4,000)                            --
Net income                                                                     7,907,901                      7,907,901
                                            ------------    ------------    ------------   ------------    ------------

Balance, December 31, 1999                     2,581,149              --      12,633,121       (830,087)     74,508,933

Common Stock issued in connection
    with acquisitions                                                                                        18,101,774
Common Stock purchased under ESPP                                                                             1,576,976
Exercise of Common Stock options
    and warrants                                                                                             12,520,476
Non-recurring acquisition-related
  expenses paid in common stock                                                                               1,009,091
Stock option and warrant
  income tax benefit                           7,546,130                                                      7,546,130
Change in foreign
    currency translation                                          (9,842)                                        (9,842)
Net income                                                                    10,484,069                     10,484,069
                                            ------------    ------------    ------------   ------------    ------------
Balance, December 31, 2000                  $ 10,127,279    $     (9,842)   $ 23,117,190   $   (830,087)   $125,737,607
                                            ============    ============    ============   ============    ============

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Twelve Months Ended December 31,
                                                                ------------------------------------------------
                                                                    2000              1999              1998
                                                                ------------      ------------      ------------
Cash flows from operating activities:
  Net income                                                    $ 10,484,069      $  7,907,901      $  9,452,673
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and goodwill amortization                        12,093,237         6,979,524         3,980,720
    Amortization of non-compete covenant                              79,967            79,967            73,588
    Amortization of debt issuance costs                              334,833           103,168           179,369
    Provision for bad debts                                          678,411            47,341            94,382
    Provision for obsolete inventory                                 190,870            12,000        (3,263,000)
    Loss (gain) on sale of property and equipment                    (33,236)           56,054            10,660
    Non-recurring acquisition-related expenses
     paid in common stock                                          1,009,091                --           150,000
  Changes in operating assets and liabilities
    net of business combinations:
    Accounts receivable, net                                      (8,961,396)      (14,178,142)      (12,785,403)
    Costs and estimated earnings in excess of billings, net      (31,677,189)       (9,557,327)       (2,420,530)
    Inventory, net                                                (1,874,003)       (1,600,068)       (7,535,342)
    Income taxes                                                   8,731,760        (3,665,201)        2,967,023
    Other current assets                                          (2,587,372)         (290,505)         (133,166)
    Other assets                                                    (856,981)         (162,193)         (673,262)
    Accounts payable                                               9,019,534           579,396         4,699,292
    Accrued expenses                                              (1,798,689)       (1,566,067)        1,616,578
                                                                ------------      ------------      ------------
        Net cash used in operating activities                     (5,167,094)      (15,254,152)       (3,586,418)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
  Acquisition of property and equipment, net                     (29,193,626)      (14,680,318)       (7,966,980)
  Payments for acquisitions                                      (12,915,339)      (12,119,783)       (1,476,503)
                                                                ------------      ------------      ------------
       Net cash used in investing activities                     (42,108,965)      (26,800,101)       (9,443,483)
                                                                ------------      ------------      ------------

Cash flows from financing activities:
  Net change in line of credit borrowings                         37,500,000        29,626,143         3,740,328
  Proceeds from notes payable and lease obligations               17,067,706        11,967,410        17,143,731
  Proceeds from notes payable - related parties                           --                --           129,129
  Repayment of notes payable and lease obligations               (12,643,205)       (3,985,469)      (12,284,719)
  Repayment of notes payable to related parties                     (986,069)       (1,107,796)       (2,365,301)
  Debt issuance costs                                               (785,258)         (230,389)         (130,774)
  S-Corp shareholder distributions                                        --                --          (986,129)
  Purchase of treasury stock                                              --                --          (162,070)
  Proceeds from ESPP                                               1,576,976         1,185,645           678,305
  Proceeds from warrant and stock option exercises                12,520,476         3,116,234         8,696,713
                                                                ------------      ------------      ------------
        Net cash provided by financing activities                 54,250,626        40,571,778        14,459,213
                                                                ------------      ------------      ------------

Net change in cash and cash equivalents                            6,974,567        (1,482,475)        1,429,312
Cash and cash equivalents, beginning of year                       3,358,341         4,840,816         3,411,504
                                                                ------------      ------------      ------------

Cash and cash equivalents, end of year                          $ 10,332,908      $  3,358,341      $  4,840,816
                                                                ============      ============      ============

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

                                                                        Twelve Months Ended December 31,
                                                                 -------------------------------------------
                                                                     2000            1999            1998
                                                                 -----------     -----------     -----------
Supplemental cash flow disclosures:
    Cash paid during the year for interest                       $ 7,773,726     $ 3,690,639     $ 1,294,942
    Cash paid during the year for income taxes                       121,920       7,579,020         499,675

Supplemental disclosure of non-cash transactions:
    Stock issued in business combinations                         18,101,774       7,132,711         525,000
    Increase in additional paid-in capital resulting
     from recognizing tax benefits from stock
     option and warrant exercises                                  7,546,130              --              --
    Foreign currency translation adjustment                            9,842              --              --
    Conversion of convertible debt                                        --       1,000,000         600,000
    Conversion of Series B Preferred Stock                                --              --       1,126,837
    Conversion of Series C Preferred Stock                                --         306,665         459,997
    Preferred Stock dividends paid in Common Stock                        --           4,000          47,722
    Accrued interest paid in Common Stock                                 --              --          46,948
    Accrued offering costs paid in Common Stock                           --              --         310,323
    Issuance of additional shares of Common Stock
      relating to 1997 private placement                                  --              --       1,948,959

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     International FiberCom, Inc., a C Corporation incorporated in Arizona on December 29, 1972, offers a wide range of services to the communications marketplace throughout the United States through four principle operating segments: wired services, equipment distribution, wireless services and wireless technologies. Wired services provides consulting, design and engineering services; installs and maintains internal and external broadband communications systems, including underground and aerial fiber-optic and copper systems; and installs and maintains integrated local and wide area networks. Equipment distribution resells new, deinstalled and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies. Wireless services includes site development, maintenance and optimization services. Wireless technologies include the design, manufacture and installation of proprietary wireless connectivity solutions designed to enable and enhance wireless communications, in both fixed and mobile applications.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

     Certain balances as of December 31, 1999 and 1998 and the years then ended have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

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

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


ACCOUNTS RECEIVABLE

     Contract billings represent the amounts billed but uncollected on completed and in-progress contracts, less retainage receivables. Retainage receivables represent amounts retained by customers which are not currently available for collection in accordance with contractual provisions. Non-contract related accounts receivable represents amounts billed but uncollected on equipment sales and other services not performed under contractual arrangements.

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

     Construction equipment                                     5 - 7 years
     Vehicles                                                   3 - 5 years
     Buildings                                                28 - 40 years
     Office furniture and equipment                            3 - 10 years
     Software                                                   3 - 7 years
     Leasehold improvements                                    5 - 40 years

     Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. The Company periodically reviews the carrying value of property and equipment and impairments, if any, will be recognized when the expected future operating cash flows derived from the assets are less than carrying value. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 totaled $9,156,276, $4,957,023 and
$2,661,004, respectively.

GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over periods ranging from 3 to 20 years. The Company periodically reviews the carrying value of intangible assets and impairments, if any, will be recognized when the expected future operating cash flows derived from the intangibles are less than carrying value. Goodwill amortization expense for the years ended December 31, 2000, 1999 and 1998 totaled $2,936,961, $2,022,501 and $1,140,347, respectively.

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

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

COMPREHENSIVE INCOME

     The Company defines comprehensive income as all changes in equity (net assets) during a period from non-owner sources. The Company's source of comprehensive income consists of foreign currency translation gains and losses resulting from the translation of the financial statements of its non-United States subsidiary into United States dollars using current rates of exchange.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company's revenues are derived principally from contracts with companies in the telecommunications industry in the United States. The Company performs ongoing credit evaluations of its customers and maintains an allowance for probable credit losses based upon its historical experience. Additionally, the Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institution are insured by the Federal Deposit Insurance Corporation. The Company had uninsured cash of approximately $7,638,984 and $3,490,922 at December 31, 2000 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments, consisting primarily of notes payable and notes payable to related parties, approximate fair value based on current rates at which the Company could borrow funds with similar remaining maturities.

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS No. 137 and FAS No. 138. FAS 133 requires the Company to record all derivatives on the balance sheet at fair value commencing with the first quarter of 2001. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. Based on our current analysis, FAS 133 will not have a material impact on the consolidated financial statements of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with our fourth quarter fiscal 2001 consolidated financial statements. Based on the current analysis of SAB No. 101, management does not believe it will have a material impact on the financial results of the Company.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25,
"Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The Company believes the adoption of FIN 44 has not had a material adverse affect on the current and historical consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 2 - SIGNIFICANT BALANCE SHEET COMPONENTS

Significant balance sheet components consist of the following:

                                                                        December 31,
                                                              ----------------------------------
                                                                   2000                 1999
                                                              -------------        -------------
Accounts receivable, net:
  Contract billings                                           $  53,557,518        $  40,592,199
  Retainage                                                       5,203,786            3,673,616
  Non-contract related accounts receivable                        7,359,383            8,343,574
                                                              -------------        -------------
                                                                 66,120,687           52,609,389
  Less: allowance for doubtful accounts                          (1,602,485)          (1,164,242)
                                                              -------------        -------------
                                                              $  64,518,202        $  51,445,147
                                                              =============        =============
Costs and estimated earnings in excess of billings:
  Costs incurred on contracts in progess                      $ 167,815,370        $  76,631,918
  Estimated earnings                                             58,218,913           21,033,140
                                                              -------------        -------------
                                                                226,034,283           97,665,058
  Less: billings to date                                       (178,845,617)         (81,539,411)
                                                              -------------        -------------
                                                              $  47,188,666        $  16,125,647
                                                              =============        =============
Inventory, net:
  New and used telecommunications equipment                   $  20,343,259        $  19,218,888
  Cabling and equipment                                           1,189,194            1,222,039
  Raw materials                                                   1,045,054              253,577
                                                              -------------        -------------
                                                                 22,577,507           20,694,504
  Less: allowance for obsolete inventory                         (2,163,040)          (1,972,170)
                                                              -------------        -------------
                                                              $  20,414,467        $  18,722,334
                                                              =============        =============
Property and equipment, net:
  Construction equipment                                      $  40,605,159        $  23,882,017
  Vehicles                                                       11,211,782            8,115,934
  Building and land                                              10,010,259            2,854,860
  Office furniture and equipment                                  8,258,924            5,157,612
  Software                                                        2,835,897            1,964,772
  Leasehold improvements                                          1,325,044              752,141
                                                              -------------        -------------
                                                                 74,247,065           42,727,336
  Less: accumulated depreciation and amortization               (22,920,722)         (15,629,201)
                                                              -------------        -------------
                                                              $  51,326,343        $  27,098,135
                                                              =============        =============
Goodwill, net:
  Goodwill                                                    $  74,046,272        $  43,986,558
  Less: accmulated amortization                                  (6,524,538)          (3,587,577)
                                                              -------------        -------------
                                                              $  67,521,734        $  40,398,981
                                                              =============        =============
Accrued expenses:
  Accrued payroll and related expenses                        $   3,905,466        $   2,917,059
  Accrued interest                                                  717,458              361,223
  Accrued retention payable                                         701,982              464,848
  Accrued sales tax                                                 574,069              656,920
  Other                                                           1,661,743              973,687
                                                              -------------        -------------
                                                              $   7,560,718        $   5,373,737
                                                              =============        =============

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3 - NOTES PAYABLE AND LINE OF CREDIT

NOTES PAYABLE

     Notes payable consist of the following:

                                                         December 31,
                                                -------------------------------
                                                    2000                1999
                                                -----------         -----------
Equipment  notes  payable  to  financial
institutions,  bearing interest at rates
from  2.0% to 14.5%,  monthly  principal
and  interest   payments  from  $252  to
$18,056  and  quarterly   principal  and
interest payments of up to $150,000, due
at various dates through  December 2005;
collateralized by equipment                     $ 3,011,277         $ 3,308,423

Mortgage   notes   payable  to  a  bank,
bearing  interest at rates from 8.48% to
8.78%,  monthly  principal  and interest
payments   totaling   $10,334,   due  at
various  dates  through  December  2006,
collateralized by deeds of trust                    442,840             716,954

Notes   payable  to  various   financial
institutions  under  revolving  lines of
credit,  interest  payable  monthly at a
variable  rate  based on  prime  plus an
index of 2.0%, repaid in 2000                            --           1,921,268

Note payable to an  investment  company,
interest  payable  monthly at a variable
rate  based  on  prime  plus an index of
3.0%, repaid in 2000                                     --           1,500,000

Other                                                    --             128,002
                                                -----------         -----------
                                                  3,454,117           7,574,647
Less: current portion                            (1,276,106)         (3,798,367)
                                                -----------         -----------
                                                $ 2,178,011         $ 3,776,280
                                                ===========         ===========

OPERATING LINE OF CREDIT

     During 1999, the Company entered into a line of credit agreement with a syndication of commercial banks which provided for borrowings up to $60,000,000. In March 2000, the Company entered into an Amended and Restated Revolving Credit Agreement (the "Agreement") with a syndication of commercial banks. Under the terms of the Agreement, the Company may borrow up to $100,000,000 (including $10,000,000 in stand-by letters of credit, of which $1,829,925 were issued as of December 31, 2000). Borrowings bear interest at either LIBOR plus 175 to 250 basis points or the prime rate plus 25 to 100 basis points, determined based on certain financial covenants, at the discretion of the Company. The Company has an option, subject to certain conditions, to increase the maximum borrowings to $150,000,000. As of December 31, 2000 and 1999, total line of credit borrowings were $83,237,986 and $45,737,986, respectively. The Agreement requires monthly payments of interest and it matures in March 2003. Borrowings are secured by substantially all of the Company's assets and the Company is required to pay an annual commitment fee equal to 0.375% to 0.5%, determined based on certain

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

financial covenants, of the unused portion of the line of credit. The Agreement places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Agreement also requires that specified financial ratios and balances be maintained. As of December 31, 2000, the Company was in compliance with these covenants. The Company does not expect to be in compliance with certain covenants at March 31, 2001 and has obtained a waiver from its lenders while a permanent modification to its credit facility is negotiated.

     In connection with the Agreement, the borrowing limit under the Company's equipment lease line of credit was increased from $10,000,000 to $15,000,000. In September 2000, the borrowing limit under the equipment lease line of credit was further increased to $25,000,000. Total borrowings outstanding at December 31, 2000 under the equipment lease line were $19,897,459. See Note 6.

     Future minimum payments due on notes payable and line of credit as of December 31, 2000 are as follows:

            2001                        $ 1,276,106
            2002                            975,919
            2003                         83,703,814
            2004                            270,103
            2005                            167,348
            Thereafter                      298,813
                                        -----------
                                        $86,692,103
                                        ===========

NOTE 4 - INCOME TAXES

     The provision for income taxes consist of the following:

                                        Year Ended December 31,
                                ----------------------------------------
                                   2000           1999          1998
                                -----------    -----------   -----------
Current provision:
    Federal                     $4,404,150     $ 3,353,196   $ 3,954,905
    State                          694,003         680,773       790,977
Deferred provision:
    Federal                      1,366,789         292,802       128,013
    State                          135,177          64,013        25,602
                                -----------    -----------   -----------
                                $ 6,600,119    $ 4,390,784   $ 4,899,497
                                ===========    ===========   ===========

     Deferred income tax assets and liabilities consist of the following:

                                               2000             1999
                                            -----------      -----------
Deferred income tax assets:
    Non-deductible reserves                 $ 1,456,905      $ 1,239,957
    Net operating loss carryforwards            326,204          333,034
    Accrued expenses                            518,581          165,888
    Other                                            --          223,015
                                            -----------      -----------
Total deferred income tax assets:             2,301,690        1,961,894
                                            -----------      -----------
Deferred income tax liabilities:
    Net asset basis difference in
      acquisitions                             (794,166)              --
    Depreciation and amortization            (2,653,108)      (1,720,146)
    State taxes                                 (47,835)              --
    Other                                       (66,799)              --
                                            -----------      -----------
Total deferred income tax liabilities        (3,561,908)      (1,720,146)
                                            -----------      -----------
Net deferred income tax liability           $(1,260,218)     $   241,748
                                            ===========      ===========

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     At December 31, 2000, the Company had net federal and state net operating loss carryforwards totaling $836,421 and $930,908, respectively, which expire at various times through 2014. Certain net operating losses were acquired in connection with acquisitions made during 1999 and, accordingly, are subject to annual utilization limits. The Company believes that it is more likely than not it will utilize available net operating loss carryforwards. Therefore, no valuation allowance has been recorded.

     The income tax rate varies from amounts computed by applying the U.S. statutory rate to income before the provision for income taxes. The effective tax rate is as follows:

                                                Year Ended December 31,
                                                -----------------------
                                                 2000     1999     1998
                                                -----    -----    -----
Statutory rate                                   34.0%    34.0%    34.0%
State taxes                                       4.3      5.3      5.0
Net operating loss utilization                     --       --     (2.3)
Research and development tax credits             (2.3)    (2.5)      --
Subchapter S income acquired                     (0.3)    (0.3)    (4.9)
Nonrecurring acquisition costs                    2.9       --      2.0
Other                                              --     (0.8)     0.3
                                                -----    -----    -----
                                                 38.6%    35.7%    34.1%
                                                =====    =====    =====

NOTE 5 - RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO RELATED PARTIES

     In 1997, the Company issued a $3,200,000 note to a former principal stockholder of an entity acquired by International Fibercom, Inc. The note required monthly principal and interest payments of $86,663, bearing interest at 8.5%. The balance outstanding on the note at December 31, 2000 and 1999 was $86,618 and $1,072,687, respectively. The note was repaid in full through a final payment made in January 2001.

COVENANT NOT TO COMPETE

     Included in other assets is a covenant not to compete entered into in 1998 with two former principles of an acquired subsidiary. The covenant is being amortized over its life of five years. Amortization expense for the years ended December 31, 2000, 1999 and 1998 totaled $79,967, $79,967 and $73,588, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company leases certain facilities and equipment under non-cancelable operating leases which expire through 2006. Certain operating leases contain renewal provisions and generally require the Company to pay insurance, maintenance and other operating expenses. The Company also leases certain equipment under long-term lease arrangements which are classified as capital leases. The Company has a capital lease line of credit with a financial institution whereby the Company can acquire up to $25 million in equipment with repayment terms of 3-5 years with interest at prevailing market rates. The leases terminate at various dates through December 2005. Equipment acquired under capital leases totaled $25,293,154 and $11,169,711 at December 31, 2000 and 1999, respectively.

     Future minimum lease commitments under non-cancelable operating and capital leases are as follows:

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                 Operating      Capital
                                                   Leases        Leases
                                                -----------   -----------
2001                                            $ 5,583,230   $ 6,601,126
2002                                              4,434,740     6,273,982
2003                                              3,508,225     5,736,357
2004                                              2,184,043     4,729,473
2005                                                608,992     2,604,216
Thereafter                                          269,631            --
                                                -----------   -----------
                                                $16,588,861    25,945,154
                                                -----------
Less: amount representing interest                             (4,375,484)
                                                              -----------
Present value of capital lease obligations                     21,569,670
Less: current portion                                          (4,866,170)
                                                              -----------
                                                              $16,703,500
                                                              ===========

     Rental expense for the years ended December 31, 2000, 1999 and 1998 totaled $6,506,598, $4,604,969 and $1,995,360 respectively.

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

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


EMPLOYEE STOCK PURCHASE PLAN

     During 1997, the Company adopted an Employee Stock Purchase Plan (the "Plan") for all employees meeting certain eligibility criteria. Under the plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 85% of its market value. Purchases are limited to 15% of an employee's eligible compensation, up to a maximum of $25,000 per year. An aggregate of 2,000,000 shares of the Company's common stock are authorized and available for sale to eligible employees. During the years ended December 31, 2000, 1999 and 1998, 237,488, 189,644 and 139,876 shares, respectively, were issued to employees under the Plan.

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

     On January 7, 1997, the Board of Directors approved the 1997 International FiberCom, Inc. Stock Option Plan. The Plan authorizes the Company to grant incentive stock options and non-qualified stock options to key employees of the Company. In addition, the Company has adopted the 1997 Restricted Stock Plan. This Plan authorizes the granting of restricted shares of common stock to key employees, consultants, researchers, and members of the Board. Under the Plans, 6,200,000 shares of common stock are reserved for issuance pursuant to a Plan amendment on June 16, 2000.

     As of December 31, 2000, options exercisable to purchase all shares available for issuance under the 1994 Plans have been granted and options exercised to purchase 4,286,140 shares have been granted under the 1997 Plans. In addition, the Company has issued 4,722,343 options to employees and directors, not pursuant to any authorized plan.

     Following is a summary of the status of the stock option plans for employees and directors during the years ended December 31, 2000, 1999 and 1998:

                                                             Weighted
                                                             Average
                                               Number of     Exercise
                                                Options       Price
                                              ----------     --------
Outstanding as of January 1, 1998              2,265,885      $ 1.83
Granted                                        2,215,982        5.43
Exercised                                       (889,540)       1.06
Forteited                                            (63)       1.47
                                              ----------
Outstanding as of December 31, 1998            3,592,264        4.23
Granted                                        3,091,516        5.99
Exercised                                       (552,372)       3.55
Forteited                                       (107,844)       4.11
                                              ----------
Outstanding as of December 31, 1999            6,023,564        5.35
Granted                                        1,945,169       11.03
Exercised                                     (2,135,431)       5.54
Forteited                                       (393,141)       6.41
                                              ----------
Outstanding as of December 31, 2000            5,440,161        7.21
                                              ==========

     Information relating to stock options at December 31, 2000, summarized by exercise price, is as follows:

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                        Options Outstanding
                            -----------------------------------------------
                                                                 Weighted           Options Exercisable
                                                                  Average      -----------------------------
                                                Weighted         Remaining                          Weighted
                                                Average         Contractual                         Average
                                                Exercise           Life                             Exercise
Exercise Range                 Shares            Price           (In Years)       Shares             Price
- --------------                 ------            -----           ----------       ------             -----
$0.94 to 1.47                   342,769          $ 1.09             0.7            342,769           $ 1.09
$3.00 to 4.43                   456,201            3.01             1.8            456,201             3.01
$5.00 to 7.25                 2,742,300            5.68             3.1          2,542,846             5.68
$7.63 to 10.50                1,032,157            8.90             4.0            698,361             8.86
$11.46 to 17.00                 833,234           14.50             4.4            387,851            14.15
$17.63 to 19.94                  33,500           18.45             4.5             10,000            18.27
                            -----------                                        -----------
                              5,440,161            7.21             3.2          4,438,028             6.32
                            ===========                                        ===========

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related expense recorded in the Company's financial statements for the years ended December 31, 2000, 1999 and 1998. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                                         Year Ended December 31,
                            ------------------------------------------------
                                2000              1999              1998
                            ------------      ------------      ------------
Net income:
    As reported              $10,484,069       $7,907,901       $9,452,673
    Pro forma                  5,784,316        2,871,444        3,349,570

Earnings per share:
    Basic:
      As reported            $      0.32       $     0.27       $     0.39
      Pro forma                     0.18             0.10             0.14

    Diluted:
      As reported            $      0.30       $     0.26       $     0.34
      Pro forma                     0.16             0.09             0.12

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998: expected life of options of 2 years, expected volatility of 75%, 57% and 82%, respectively, risk-free interest rates of 6%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 were approximately $4.85, $2.18 and $2.68, respectively.

NON-EMPLOYEE STOCK OPTIONS AND WARRANTS

     Prior to December 31, 1997, the Company issued non-employee options and warrants to purchase shares of Common Stock in connection with certain offerings to sell Common and Preferred Stock and in exchange for services. Warrant activity for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                             Weighted
                                                              Average
                                            Number of        Exercise
                                             Options           Price
                                           -----------       --------
Outstanding as of January 1, 1998            6,101,923        $ 3.47
Exercised                                   (4,288,373)         2.63
Redeemed                                        (7,440)         0.10
Forteited                                     (126,110)         6.80
                                           -----------
Outstanding as of December 31, 1998          1,680,000          5.33
Exercised                                     (480,000)         2.48
                                           -----------
Outstanding as of December 31, 1999          1,200,000          6.47
Exercised                                     (537,000)         6.24
Forteited                                     (513,000)         5.50
                                           -----------
Outstanding as of December 31, 2000            150,000          7.50
                                           ===========

     Warrants and non-employee options outstanding as of December 31, 2000 are exercisable at a price of $7.50 and expire in December 2002. All services received in exchange for options and warrants during 1997 were related to stock offerings and, accordingly, the fair value of those services, as determined using the Black-Scholes pricing model, were netted against the proceeds of the related offerings.

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 8 - EARNINGS PER SHARE

     The following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                 Year Ended December 31,
                                                    -----------------------------------------------
                                                        2000              1999              1998
                                                    -----------       -----------       -----------
Numerator:
  Numerator for basic earnings per
    share - net income  attributable to
    common stockholders before proforma
    provision for income taxes                      $10,484,069       $ 7,903,901       $ 9,404,951
  Interest and finance expense on convertible
   debt                                                      --            31,126           157,357
  Preferred stock dividends                                  --             4,000            47,722
                                                    -----------       -----------       -----------
  Numerator for diluted earnings per share          $10,484,069       $ 7,939,027       $ 9,610,030
                                                    ===========       ===========       ===========
Proforma Numerator:
  Numerator for basic earnings per share - net
   income attributable to common stockholders
   after proforma provision for income taxes        $10,435,781       $ 7,863,403       $ 8,870,889
  Interest and finance expense on convertible
   debt                                                      --            31,126           157,357
  Preferred stock dividends                                  --             4,000            47,722
                                                    -----------       -----------       -----------
  Proforma numerator for diluted earnings
   per share                                        $10,435,781       $ 7,898,529       $ 9,075,968
                                                    ===========       ===========       ===========
Denominator:
  Denominator for basic earnings per share -
   weighted-average shares outstanding               32,486,970        28,896,951        24,374,712
  Effect of dilutive securities:
    Convertible preferred stock                              --            10,943           401,001
    Dilutive options and warrants                     2,717,644         1,700,146         3,039,968
    Convertible debt                                         --            75,561           226,045
                                                    -----------       -----------       -----------
  Denominator for diluted earnings per share         35,204,614        30,683,601        28,041,726
                                                    ===========       ===========       ===========
Earnings per common share:
  Basic                                             $      0.32       $      0.27       $      0.39
  Diluted                                           $      0.30       $      0.26       $      0.34

Proforma earnings per common share:
  Basic                                             $      0.32       $      0.27       $      0.37
  Diluted                                           $      0.30       $      0.26       $      0.32

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Anti-dilutive options excluded from the calculation of earnings per share are summarized as follows:

                                        2000           1999           1998
                                     ----------     ----------     -----------
Number of options                        13,500         69,610         707,000
Weighted average exercise price      $    19.66     $     9.93     $      7.63
Expire on various dates through       8/23/2005      8/13/2004      11/20/2002

NOTE 9 - EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) retirement plan (the "Plan") which covers substantially all fulltime employees. The Plan allows for participants to contribute up to 15% of eligible compensation. The Plan provides for discretionary contributions by the Company. Several of the Company's subsidiaries sponsored individual defined contribution plans prior to being acquired by the Company. Upon acquisition, the plans were merged with the Company's Plan. Certain plans required the subsidiaries to make matching contributions based upon a participant's eligible compensation, subject to certain limitations. Contributions made by the Company during the years ended December 31, 2000, 1999 and 1998 totaled $0, $37,987 and $189,104, respectively.

NOTE 10 - BUSINESS COMBINATIONS

     During 2000 and 1999, the Company completed six and four acquisitions, respectively, which were accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the accompanying consolidated results of operations as of their respective acquisition dates. Under the purchase agreements, the Company paid both cash and stock for the acquisitions. Common stock issued in connection with the acquisitions was valued at fair market value based upon the market value of the securities over a reasonable period of time before and after the acquisition was announced. Certain agreements completed in 2000 and prior years included provisions for contingent consideration which is payable if certain financial targets are met over a three year period or purchase price adjustments if the quoted market price of the Company's common stock is below an agreed upon price on the six month anniversary following the acquisition date. At December 31, 2000, the maximum potential contingent consideration totaled approximately $15,875,000 and, to the extent earned, will be recorded as additional goodwill in future periods.

     Companies acquired in 2000 located in North America include two companies that provide wireless construction and maintenance services - New C.C., Inc. and QuickTower Construction, Inc.; and three companies that provide wired outside plant services - New York Antenna, Inc., Beecroft Trenching, Inc., and Precision Directional Systems, Inc. Additionally, in 2000, the Company acquired Modern Systems, an equipment distribution company located in the United Kingdom.

     Companies acquired in 1999 are located in North America and include AeroComm, Inc., All Star Telecom, Inc., BlueRidge Solutions and Washington Data Systems, Inc. With the exception of AeroComm, Inc., all 1999 acquisitions provide wired services to customers in the communications industry. AeroComm, Inc. is a developer of proprietary wireless communications products and connectivity solutions.

     The following unaudited pro forma results of operations assume that the Company's significant acquisitions occurring in 2000 and 1999, accounted for using the purchase method of accounting, were consumated as of January 1, 1999.

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                           Pro Forma
                                    International                        Pro Forma        Consolidated
                                    FiberCom, Inc.  Acquisitions (1)   Adjustments (2)      Amounts
                                    -------------   ----------------   ---------------   -------------
Year ended December 31, 2000:
Revenues                            $ 315,715,025     $  13,143,202                      $ 328,858,227
Net income                             10,484,069         1,398,137          (286,630)      11,595,576
Earnings per share:
    Basic                           $        0.32                                        $        0.35
    Diluted                         $        0.30                                        $        0.32
Shares used in computation:
    Basic                              32,486,970                                           33,018,276
    Diluted                            35,204,615                                           35,735,921
Year ended December 31, 1999:
Revenues                              187,679,640        47,208,421                        234,888,061
Net income                              7,907,901         2,307,667          (905,079)       9,310,489
Earnings per share:
    Basic                           $        0.27                                        $        0.31
    Diluted                         $        0.26                                        $        0.29
Shares used in computation:
    Basic                              28,896,951                                           30,043,212
    Diluted                            30,683,601                                           31,829,862

- ----------
(1) Represents activity for the period from January 1, 1999 through the acquisition dates in 2000 and 1999.
(2) To record the after-tax effect of interest expense and of amortization of goodwill associated with the acquisitions for the period from January 1, 1999 through the acquisition dates in 2000 and 1999.

     The unaudited pro forma information does not necessarily reflect the results which would have been obtained had the acquisitions occurred on January 1, 1999 nor are they indicative of future results which may be obtained.

     In 2000, the Company consummated a business combination with Premier Cable Communications, Inc. ("Premier") which was accounted for under the pooling-of-interests method of accounting. The Company exchanged 865,963 shares of IFCI common stock for all outstanding shares of Premier. Premier provides wired services to customers in the communications industry.

     In 1998, the Company completed two acquisitions which were accounted for under the pooling-of-interests method of accounting. The Company exchanged 1,502,000 and 1,752,000 shares of Common Stock for all the common stock of United Tech, Inc. and Diversitec, Inc., respectively. Both United and Diversitec sell new, deinstalled and refurbished communications equipment used in the digital access, switching and transport systems of telecommunications service providers and other Fortune 500 companies.

     Premier, United and Diversitec were Subchapter S corporations for federal tax purposes and, accordingly, were not subject to federal income taxes. In accordance with the pooling-of-interests accounting method, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Premier, United and Diversitec as though it has always been a part of the Company. Additionally, a pro forma provision for income taxes has been recorded for the years ended December 31, 2000, 1999 and 1998 to present income taxes as though the consolidated operating results of the acquired companies had been subject to federal income taxes for all periods presented.

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The results of operations for the separate companies and combined amounts presented in the consolidated financial statements follow.


                                          International      Diversitec and      Premier Cable
                                          FiberCom, Inc.      United Tech       Communications        Restated
                                          Before Pooling        Pooling             Pooling         For Pooling
                                           Acquisitions       Acquisitions      Acquisition (1)     Acquisitions
                                           ------------       ------------      ---------------     ------------
Year Ended December 31, 2000:
  Revenues                                 $311,221,441       $        --        $  4,493,584       $315,715,025
  Net income                                 10,391,621                --              92,448         10,484,069
  Unaudited pro forma net income             10,391,621                --              44,160         10,435,781
Year Ended December 31, 1999:
  Revenues                                  170,399,742                --          17,279,898        187,679,640
  Net income                                  7,759,091                --             148,810          7,907,901
  Unaudited pro forma net income              7,755,091                --             108,312          7,863,403
Year Ended December 31, 1998:
  Revenues                                   85,178,699        19,797,296          13,708,409        118,684,404
  Net income (loss)                           7,910,479         3,492,844          (1,950,650)         9,452,673
  Unaudited pro forma net income (loss)       7,862,757         2,224,997          (1,216,865)         8,870,889

     (1) Included in this table for the year ended December 31, 2000 is the results of Premier Cable Communications for the three month period ended March
31, 2000. Premier Cable Communications was acquired by the Company effective April 1, 2000.

     Unauadited pro forma net income (loss) reflects an adjustment to present income taxes as though the operating results of Premier, United Tech and Diversitec had been subject to federal income taxes for all periods presented.

     In connection with the Premier acquisition, the Company recorded a charge to expenses of $1,380,286 for direct and other acquisition related costs. Acquisition costs consisted primarily of finder's, attorney's and accounting fees. Similar expenses totaling $890,000 were incurred resulting from the acquisition of United and Diversitec.

NOTE 11 - SEGMENT INFORMATION

     The Company delivers its products and services through four operating segments: wired services, equipment distribution, wireless services and wireless technologies.

     Wired Services - this segment provides specialty broadband system design and engineering services; the installation and maintenance of underground and aerial fiber-optic, copper and broadband communications systems; the design and installation of integrated local and wide area networks; the installation and maintenance of the equipment needed to interconnect networks in existing central office and other network points of presence; and the "last mile" installation of modem, telephony and cable connections.

     Equipment Distribution - this segment sells new, used and refurbished communications equipment from a variety of manufacturers. This equipment is used in the digital access, switching and transport of voice and data traffic for telecommunications services providers and other Fortune 500 companies.

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Wireless Services - this segment provides services in support of wireless services carriers and networks including system optimization services, propagation studies, audit services, technology conversion and integration, tower construction and maintenance, and site acquisition services.

     Wireless Technology - this segment develops and delivers products and solutions utilizing proprietary radio frequency and optical technology and know-how. Products include radio frequency over fiber optic cable modulation devices, active radio frequency interference and intermodulation filters, optical multiplexers, infra-red wireless laser links, repeaters, radios, antennas and other inventions. Solutions utilizing these technologies include wireless connectivity systems for trains and tunnels, high speed WAN and LAN "wireless bridge" connectivity systems, wireless tower optimization systems, etc.

     Summary financial information for each operating segment as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                    Wired           Equipment       Wireless        Wireless
                                                   Services       Distribution      Services      Technologies         Total
                                                 ------------     ------------    ------------    ------------     ------------
For the twelve months ended December 31, 2000:
  Revenues                                       $266,340,187     $ 38,315,477    $  6,918,139    $  4,141,222     $315,715,025
  Gross margin                                     65,401,975       11,333,643       1,456,493       1,417,558       79,609,669
  Depreciation and amortization                    10,469,437        1,245,246         155,937         302,584       12,173,204
  Interest expense                                  7,358,948          685,468         114,132         306,246        8,464,794
  Provision (benefit) for income taxes              6,415,515        1,075,892         149,459      (1,040,747)       6,600,119
  Operating income (loss)                          24,210,125        3,903,304         530,293      (2,579,804)      26,063,918

  Assets                                          206,494,290       46,740,122       9,687,891       9,647,426      272,569,729
  Capital expenditures                             28,014,189          492,923         325,868         360,646       29,193,626

For the twelve months ended December 31, 1999:
  Revenues                                       $153,430,456     $ 31,077,638    $         --    $  3,171,546     $187,679,640
  Gross margin                                     35,585,978        9,961,171              --       1,039,757       46,586,906
  Depreciation and amortization                     5,611,089        1,152,257              --         296,145        7,059,491
  Interest expense                                  3,367,026          508,922              --          53,416        3,929,364
  Operating income (loss)                          10,983,736        4,689,539              --        (180,426)      15,492,849

  Assets                                          111,436,249       44,813,967              --       7,083,644      163,333,860

For the twelve months ended December 31, 1998:
  Revenues                                       $ 79,002,726     $ 39,681,678    $         --    $         --     $118,684,404
  Gross margin                                     13,986,147       21,173,709              --              --       35,159,856
  Depreciation and amortization                     2,883,758        1,170,550              --              --        4,054,308
  Interest expense                                  1,087,706          374,824              --              --        1,462,530
  Operating income                                  3,036,826       13,447,080              --              --       16,483,906

  Assets                                           46,438,416       43,834,051              --              --       90,272,467

     For the purpose of measuring the results of operations of each segment, the Company allocates corporate overhead to each segment based on a percentage of revenues.

NOTE 12 - MAJOR CUSTOMERS

     For the year ended December 31, 2000, one customer accounted for 10.7% of revenues. For the year ended December 31, 1999, no customer accounted for more than 10% of revenues. For the year ended December 31, 1998, two customers accounted for 13% and 11% of total revenues. Amounts due from these customers at December 31, 2000 and 1998 totaled approximately $2,711,058 and $2,173,000, respectively.

                          INTERNATIONAL FIBERCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited consolidated quarterly results of operations as reported and as restated for the Premier pooling-of-interests acquisition in 2000.

                                                    Year Ended December 31, 2000
                                       -----------------------------------------------------
                                          First        Second         Third        Fourth
                                         Quarter       Quarter       Quarter       Quarter
                                       -----------   -----------   -----------   -----------
Revenues:
  2000 as reported                     $59,563,715   $75,607,042   $87,368,954   $88,681,730
  2000 as restated                      64,057,299    75,607,042    87,368,954    88,681,730
Gross profit:
  2000 as reported                      18,215,924    21,989,543    21,129,853    17,577,598
  2000 as restated                      18,912,675    21,989,543    21,129,853    17,577,598
Net income:
  2000 as reported                       3,516,003     3,433,156     3,169,284       273,178
  2000 as restated                       3,608,451     3,433,156     3,169,284       273,178
Basic earnings per common share:
  2000 as reported                            0.12          0.11          0.10          0.01
  2000 as restated                            0.12          0.11          0.10          0.01
Diluted earnings per common share:
  2000 as reported                            0.11          0.10          0.09          0.01
  2000 as restated                            0.11          0.10          0.09          0.01

                                                    Year Ended December 31, 1999
                                       -----------------------------------------------------
                                          First        Second         Third        Fourth
                                         Quarter       Quarter       Quarter       Quarter
                                       -----------   -----------   -----------   -----------
Revenues:
  1999 as reported                     $27,865,337   $40,740,191   $46,981,560   $54,812,654
  1999 as restated                      31,717,423    44,858,587    51,331,650    59,771,980
Gross profit:
  1999 as reported                       8,462,559    10,094,285    10,240,838    14,943,103
  1999 as restated                       9,063,482    10,800,961    10,972,687    15,749,776
Net income:
  1999 as reported                       2,231,974     2,324,258       571,087     2,631,772
  1999 as restated                       2,053,415     2,371,505       642,684     2,840,297
Basic earnings per common share:
  1999 as reported                            0.08          0.08          0.02          0.09
  1999 as restated                            0.07          0.08          0.02          0.10
Diluted earnings per common share:
  1999 as reported                            0.08          0.08          0.02          0.09
  1999 as restated                            0.07          0.08          0.02          0.09

                          INTERNATIONAL FIBERCOM, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                              Additions
                                                       -----------------------     Deductions
                                        Balance at     Charged to      Charged    (Write-offs,     Balance
                                         Beginning     Costs and      to Other       Net of         at End
Description                              of Period      Expenses      Accounts    Collections)    of Period
- -----------                              ---------      --------      --------    ------------    ---------
Deducted from asset accounts:
  Allowance for doubtful accounts:
    Year ended December 31, 1998       $  234,821    $    94,382     $       --    $ (62,814)    $  266,389
    Year ended December 31, 1999          266,389         47,341        850,512           --      1,164,242
    Year ended December 31, 2000        1,164,242        678,411        411,443     (651,611)     1,602,485

  Allowance for obsolete inventory:
    Year ended December 31, 1998        1,556,002     (3,263,000)     3,667,168           --      1,960,170
    Year ended December 31, 1999        1,960,170         12,000             --           --      1,972,170
    Year ended December 31, 2000        1,972,170        190,870             --           --      2,163,040