Form 10-K/A
period 2000-12-31
INTERNATIONAL FIBERCOM INC
filed 2001-05-01
CIK 924632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (Amendment No. 1)

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


                                 (602) 387-4000
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average of the high and low prices of the Registrant's Common Stock on the NASDAQ National Market on April 26, 2001 was approximately $133,843,845. This is not necessarily a conclusive determination for other purposes. As of April 26, 2001, the Registrant had 35,691,692 shares of Common Stock outstanding.

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2000 reflects the addition of the information required by Part III of the report. Other than these items, none of the information contained in our Form 10-K filed on April 2, 2001 has been revised or amended.

                                    PART III

ITEM 10. EXECUTIVE AND DIRECTORS OFFICERS

The following sets forth certain information as of March 31, 2001 concerning our executive officers and directors.

JOSEPH P. KEALY
(age 51)

Mr. Kealy has been our Chairman since May 1994 and our President and a member of our board of directors since September 1990. Since 1994, he has been involved in infrastructure development for the telecommunications industry. From 1972 to 1994 he was involved in the construction business in both field and management capacities. He attended Hastings College in Nebraska and Northern Arizona University.

ANTHONY T. BAUMANN
(age 36)

Mr. Baumann has served as our Chief Operating Officer since November 1999. From July 1998 to September 1999 he served as our Controller. From 1996 to 1998, Mr. Baumann owned an automotive consulting business. From 1994 to 1996, Mr. Baumann served as divisional controller for Old Castle ITS, a publicly traded multi-national conglomerate. From 1987 to 1994, Mr. Baumann was a certified public accountant with Ernst & Young where he worked with emerging businesses. Mr. Baumann graduated from the University of Arizona with a bachelor of science in public administration.

GREGORY B. HILL
(age 32)

Mr. Hill has served as our Chief Financial Officer, Secretary and Treasurer since January 2001. Mr. Hill served as our Controller from September 1999 to March 2000 and as our Vice President-Finance from April 2000 to December 2000. From June 1998 until June 1999, Mr. Hill was employed by All Star Telecom, our infrastructure development company that we acquired in April 1999, where he served as chief financial officer and controller. From June to September 1999, Mr. Hill served as Regional Controller of our Infrastructure Development Group. Mr. Hill is a certified public accountant and served in the Technology Industry Group of Price Waterhouse providing audit, transaction support, and business advisory services to technology companies from January 1992 through June 1998. He received his bachelor of science in business administration from California State University - Sacramento.

DOUGLAS N. KIMBALL
(age 46)

Mr. Kimball has served as our Senior Executive Vice President concentrating on acquisitions since October 1999. Mr. Kimball was our Chief Operating Officer from October 1997 to October 1999. From 1995 to October 1997 he was Vice President-Operations at American Environmental Network an environmental testing firm. From 1992 to March 1996 he provided financial consulting services to emerging businesses. Mr. Kimball graduated with a bachelor of arts degree from Dartmouth College and earned a masters of science in accounting/business administration from Northeastern University.

C. JAMES JENSEN
(age 60)

Mr. Jensen has been a member of our board of directors since May 1999. Since December 1996, Mr. Jensen has been the President of SWD Holdings, Inc., a privately-held company specializing in the development of master planned residential and recreational communities in the western United States and Texas. Since 1985, he also has been president of J. J. Consulting Corporation, a privately-held company that specializes in the marketing and sales of high-end, master planned residential communities. Mr. Jensen is an active member of the World Presidents' Organization, the alumni group of the Young Presidents' Organization. Mr. Jensen attended the University of Washington.

JOHN F. KEALY
(age 56)

Mr. Kealy has been a member of our board of directors since September 1990. He was our Executive Vice President and Secretary until March 1995. In 1987, he formed International Environmental Corp. (IEC), which is involved in asbestos remediation, with his brother Joseph P. Kealy, our Chairman and President, and served as its chairman from its inception to May 1994. He has been the President of IEC since 1995, when he acquired IEC from us in connection with our entry into the telecommunications service industry. Mr. Kealy has been involved in the construction business in both field and management capacities since 1967. He attended Notre Dame University and graduated from Arizona State University with a bachelor of science in construction management.

JOHN P. MORBECK
(age 57)

Mr. Morbeck became a member of our board of directors in January 2000. Since 1997, he has been an investment manager and registered investment advisor with Sirach Capital Management, a money management firm. From 1979 to 1997 he was the president and a founding principal of Olympic Capital Management, which was acquired by Sirach Capital. Mr. Morbeck received his bachelor of science in economics and masters in business administration from the University of Washington.

RICHARD J. SEMINOFF
(age 54)

Mr. Seminoff has been a member of our board of directors since 1994. Since May 1995, he has been vice president of Semco Enterprises, Inc., which is in the metal processing business. Mr. Seminoff received his bachelor of science in business administration from Arizona State University.

JOHN P. STEPHENS
(age 59)

Mr. Stephens has been a member of our board of directors since 1998. He has been Vice President and regional manager for J.A. Jones Construction Co., a general contracting firm, since 1985. He earned his bachelor of science in civil engineering from the University of Detroit and his masters in business administration from Adelphi University.

JERRY A. KLEVEN
(age 47)

Mr. Kleven has been a member of our board of directors since 1994. He is the President of Kleven Communications, Inc., one of our infrastructure development subsidiaries. He has been involved in the telecommunications service industry, including cable television, since 1971.

All executive officers are appointed by and serve at the discretion of the board of directors for continuous terms.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such officers, directors and shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. During the last year Messrs. Beiriger, Stephens, Seminoff, Kleven, Kealy (John), Kealy (Joseph), Jensen, Wiltse, Baumann, Hill and Morbeck each failed to file one report on Form 4 in a timely fashion, each of which should have contained disclosure regarding one transaction. All of such transactions were reported on Form 5.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation paid by us to the chief executive officer and the four highest compensated executive officers whose total remuneration exceeded $100,000 for services rendered in all capacities to us during the last three completed fiscal years.

                                                                         LONG TERM
                                                                       COMPENSATION
                                                                          AWARDS
                                                                        -----------
                                                         ANNUAL         SECURITIES
                                                     COMPENSATION/      UNDERLYING          ALL OTHER
    Name and Principal Positions           YEAR      SALARY & BONUS     OPTIONS (3)      COMPENSATION (4)
    ----------------------------           ----      --------------     -----------      ----------------
Joseph P. Kealy                             2000        $248,750         225,000            $ 11,481
Chairman of the Board                       1999         210,312         500,000              10,794
and President (1)                           1998         146,680         400,000               9,600

Kenneth L. Wiltse, II                       2000         239,038          40,000              16,200
Executive Vice President (5)                1999         171,071         335,000              13,500
                                            1998              --              --                  --

Terry W. Beiriger                           2000         170,000         145,000              13,298
Former Chief Financial                      1999         154,196         100,000               7,014
Officer, Secretary and                      1998         150,000          55,000               9,600
Treasurer (2)

Gregory B. Hill                             2000         148,634         150,000               9,456
Chief Financial Officer,                    1999              --              --                  --
Secretary and Treasurer (2)                 1998              --              --                  --

Douglas N. Kimball                          2000         152,000          15,000               7,085
Senior Executive Vice                       1999         131,596          90,000               7,054
President                                   1998         104,000          30,000               7,200

Anthony T. Baumann                          2000         137,307          60,000               9,000
Chief Operating Officer (6)                 1999          98,750         180,000               1,500
                                            1998              --              --                  --

----------
(1) In 1999 we entered into an extension of the employment agreement with Joseph P. Kealy providing for an annual base salary of $200,000. See "Employment and Change of Control Agreements."
(2) On December 31, 2000, Terry W. Beiriger resigned as the Company's Chief Financial Officer, Secretary and Treasurer. Mr. Beiriger continues to serve the Company in a non-officer capacity. Gregory B. Hill was elected by the Board of Directors to replace Mr. Beiriger as the Company's Chief Financial Officer, Secretary and Treasurer, effective January 1, 2001.
(3) The exercise prices of all stock options granted were at least equal to the fair market value of our common stock on the date of grant.
(4) The amounts set forth in this column are the automobile allowances received by the persons in the table under their respective employment agreements.
(5) During 2000, Mr. Wiltse resigned as Executive Vice President. Mr. Wiltse continues to serve the Company in a non-officer capacity.
(6) In 2000, we entered into an employment agreement with Mr. Baumann providing for an annual base salary of $156,000. See "Employment and Change of Control Agreements."

                           STOCK OPTION GRANTS IN 2000

     The following key executive officers were granted stock options under and outside of our option plans in fiscal 2000 in recognition of their past contributions to us. In each case, the option price was equal to or in excess of the fair market value of the common stock on the date of grant.

                                                                                              VALUE AT ASSUMED
                                             % OF TOTAL                                       ANNUAL RATES OF
                            NUMBER OF       OPTIONS AND                                         STOCK PRICE
                             SHARES           WARRANTS                                        APPRECIATION FOR
                           UNDERLYING        GRANTED TO     EXERCISE                           OPTION TERM (2)
                            OPTIONS          EMPLOYEES       PRICE         EXPIRATION        --------------------
NAME                        GRANTED         IN 2000 (1)    PER SHARE          DATE              5%         10%
----                        -------         -----------    ---------          ----           --------    --------
Joseph P. Kealy              75,000             3.9%         $14.31      May 30, 2005        $296,519    $655,230
                            150,000             7.7%           7.63      January 4, 2005      315,997     698,271

Terry W. Beiriger(7)         25,000             1.3%          14.31      May 30, 2005          98,840     218,410
                             90,000             4.6%          12.94      April 13, 2005       321,695     710,863
                             30,000             1.5%           7.63      January 4, 2005       63,199     139,654

Kenneth L. Wiltse, II(7)     40,000 (3)         2.1%           7.63      January 4, 2005       84,266     186,206

Douglas N. Kimball           15,000 (4)         0.8%          14.31      May 30, 2005          59,304     131,046

Anthony T. Baumann           25,000 (5)         1.3%          14.31      May 30, 2005          98,840     218,410
                             35,000             1.8%           7.63      January 4, 2005       73,733     162,930

Gregory B. Hill              25,000 (5)         1.3%          14.31      May 30, 2005          98,840     218,410
                             75,000 (6)         3.9%          12.94      April 13, 2005       268,079     592,385
                             50,000 (8)         1.3%           7.63      January 4, 2005       52,666     116,378

----------
(1) Percentages represent total percentages for fiscal 2000 including all grants under and outside of our stock option plans listed for each person.
(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.
(3)  These options became exercisable on January 5, 2001.
(4) Of these options, 7,500 became exercisable on May 31, 2000 and 7,500 become exercisable on May 31, 2001.
(5) Of these options, 12,500 became exercisable on May 31, 2000 and 12,500 become exercisable on May 31, 2001.
(6) Of these options, 25,000 became exercisable on April 14, 2001, 25,000 become exercisable on April 14, 2002 and 25,000 become exercisable on April 14, 2003.
(7)  Messrs. Beriger and Wiltse resigned as executive officers during 2000.
(8)  Of these options, 12,500 became exercisable on January 5, 2001.

AGGREGATE YEAR-END OPTION VALUES. The following table provides information concerning the number of unexercised options held by each of the executives as of December 31, 2000. Also reported are the values for "in the money" options, which represent the positive spread between the exercise price and the fair market value of our Common Stock as of December 31, 2000.

                                                             NUMBER OF SHARES             VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                          SHARES                      OPTIONS AT DECEMBER 31, 2000      AT DECEMBER 31, 2000 (1)
                         ACQUIRED         VALUE       ----------------------------     ---------------------------
NAME                    ON EXERCISE      REALIZED     EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
----                    -----------      --------     -----------   -------------      -----------   -------------
Joseph P. Kealy                --      $       --      1,689,446        50,000          $1,978,345      $   --
Kenneth L. Wiltse, II     137,500       3,489,943        197,500        40,000                  --          --
Terry W. Beiriger              --              --        370,000            --                  --          --
Douglas N. Kimball             --              --        157,500        37,500                  --          --
Anthony T. Baumann        105,000       1,731,419         97,500        67,500                  --          --
Gregory B. Hill            38,750         855,581         53,750       115,000                  --          --

----------
(1) Based upon a closing price of $4.9375 on December 29, 2000, as reported on The Nasdaq National Market.


DIRECTOR COMPENSATION

Directors currently receive no cash compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to directors in connection with attendance at meetings. We granted the following options to our non-employee directors in 2000:

                      NUMBER OF
                       SHARES
                     UNDERLYING                      EXERCISE
                      OPTIONS                         PRICE
     NAME             GRANTED     DATE OF GRANT     PER SHARE   EXPIRATION DATE
     ----             -------     -------------     ---------   ---------------
Johh F. Kealy         10,000      May 31, 2000       $14.31      May 30, 2005
                      10,000      January 5, 2000      7.63      January 4, 2005


Richard J. Seminoff   10,000      May 31, 2000        14.31      May 30, 2005
                      10,000      January 5, 2000      7.63      January 4, 2005


John P. Stephens      10,000      May 31, 2000        14.31      May 30, 2005
                      10,000      January 5, 2000      7.63      January 4, 2005


C. James Jensen       10,000      May 31, 2000        14.31      May 30, 2005
                      10,000      January 5, 2000      7.63      January 4, 2005


John P. Morbeck       10,000      May 31, 2000        14.31      May 30, 2005
                      25,000      January 5, 2000      7.63      January 4, 2005
                      25,000 (1)  January 5, 2000      7.63      January 4, 2005


Jerry A. Kleven       10,000      May 31, 2000        14.31      May 30, 2005
                      15,000      January 5, 2000      7.63      January 4, 2005

----------
(1)  These options became exercisable on January 5, 2001.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     In 1999 we entered into extensions of the employment agreements of Joseph
P. Kealy, Terry W. Beiriger and Jerry A. Kleven and in 2000 entered into an employment agreement with Anthony Baumann. These agreements automatically renew on August 11 of each year for successive thirty-five month terms, except for Mr. Baumann's agreement, which terminates on June 29, 2003. As a part of the employment agreements, we have entered into change of control agreements with these individuals. The objectives of the agreements are to attract and retain qualified executives, encourage key management personnel to devote full attention to our business if a third party expresses an intention to acquire or merge with us, and provide compensation in the event of termination of employment of such an individual upon a change of control of us. The agreements are effective for the duration of the employee's employment and terminate only upon the employee's termination of employment with us. "Change of control" means the occurrence of any of the following events: (i) when any person acquires, directly or indirectly, beneficial ownership of more than 20% of our common stock; (ii) a change in the composition of the board of directors, as a result of which fewer than one half of the incumbent directors are directors who either had been directors 24 months prior to such change or were elected, or nominated for election, to the board of directors with the affirmative votes of at least a majority of the directors who had been directors 24 months prior to such change and who were still in office at the time of the election or nomination; (iii) a merger or consolidation if more than 50% of the combined voting power of the continuing or surviving entities securities are owned by persons who were not shareholders immediately prior to such transaction; or (iv) the sale, transfer, or other disposition in one or more transactions, of all or substantially all of our assets. In the event of such a change of control, covered employees who are terminated by the acquiring person prior to expiration of the current term of the employment agreement will receive compensation and benefits, including: (i) a multiple of their then current annual base salary, plus the equivalent dollar value of all benefits, such multiple being 2.99; (ii) 299% of covered employees incentive bonus; and (iii) continued life and health insurance coverage for three years after termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 31, 2001, with respect to the number of shares of our common stock beneficially owned by individual directors, by all directors and officers as a group, and by persons who we know own more than 5% of our common stock. We have no other class of voting stock outstanding. Unless otherwise indicated, the address of our officers and directors is 3410 East University Drive, Suite 180, Phoenix, Arizona 85034.

Name of Beneficial                           Number              Percentage of
Owner and Address                         of Shares (1)       Common Stock Owned
-----------------                         -------------       ------------------
Joseph P. Kealy                           1,995,677 (2)              5.2%

C. James Jensen                             377,293 (3)              1.0%
101 Wild Oak Court
Danville, California 94506

John P. Morbeck                              60,700 (4)              0.2%
c/o Sirach Capital
3323 One Union Square
600 University Streeet
Seattle, Washington 98101

Richard J. Seminoff                         174,308 (5)              0.5%
475 S. Wilson Way
City of Industry, California 91744

John P. Stephens                            180,000 (6)              0.5%
5771 Rickenbacker Road
Los Angeles, California 90040

John F. Kealy                               429,711 (7)              1.1%

Jerry A. Kleven                             167,021 (8)               *

Anthony T. Baumann                          121,362 (9)               *

Kenneth L. Wiltse, II                       120,055 (10)              *

Douglas N. Kimball                          165,000 (11)              *

Gregory B. Hill                             126,029 (12)              *

All executive officers and directors
 as a group (11 persons)                  3,917,156                 10.2%

----------
(1) The shareholder listed has sole voting and investment power with respect to the shares listed.
(2) Includes options to purchase 1,689,446 shares of common stock that are presently exercisable. Does not include 50,000 options not exercisable within the next 60 days.
(3) Includes options to purchase 175,000 shares of common stock that are presently exercisable. Mr. Jensen disclaims beneficial ownership of an additional 1,950 shares held by members of his family.
(4) Includes options to purchase 60,000 shares of common stock that are presently exercisable.

(5) Includes options to purchase 145,000 shares of common stock that are presently exercisable.
(6) Includes options to purchase 175,000 shares of common stock that are presently exercisable.
(7) Includes options to purchase 100,000 shares of common stock that are presently exercisable. John F. Kealy disclaims beneficial ownership of an additional 1,500 shares owned by his immediate family.
(8) Includes options to purchase 112,500 shares of common stock that are presently exercisable.
(9) Includes options to purchase 110,000 shares of common stock that are presently exercisable. Does not include options to purchase 55,000 shares of common stock not exercisable within the next 60 days.
(10) Includes options to purchase 117,500 shares of common stock that are presently exercisable. Does not include options to purchase 120,000 shares of common stock not exercisable within the next 60 days.
(11) Includes options to purchase 165,000 shares of common stock that are presently exercisable. Does not include options to purchase 30,000 shares of common stock not exercisable within the next 60 days.
(12) Includes options to purchase 103,750 shares of common stock that are presently exercisable. Does not include options to purchase 65,000 shares of common stock not exercisable within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Commencing in 1989 we advanced funds to Wings Limited Partnership ("Wings"), the partners of which included Joseph P. Kealy, John F. Kealy and one of our former principal shareholders. In 1993, these persons and their spouses assumed the Wing's obligation by executing a promissory note in the principal amount of $396,732, plus accrued interest. Such individuals secured the note by pledging 267,000 shares of common stock to us. In June 1996, the former principal shareholder paid $108,035 representing his pro-rata share of the principal and accrued interest on the note. Upon such payment we released him and his spouse from their obligations under the note and 107,000 shares of common stock that they had pledged to secure the note. The total principal and accrued interest due as of December 31, 2000 was $107,751, and the maturity date of the note has been extended to December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL FIBERCOM, INC.


                                    By /s/ Joseph P. Kealy
                                       -------------------------------------
Dated: April 30, 2001                  Joseph P. Kealy, Chairman of the Board,
                                       President and Principal Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                            Date
-------------------                                            ----

/s/ Joseph P. Kealy                                        April 30, 2001
---------------------------------------
Joseph P. Kealy, Chairman of the Board,
President, Principal Executive Officer
and Director

/s/ Gregory B. Hill                                        April 30, 2001
---------------------------------------
Gregory B. Hill, Chief Financial Officer
(Principal Financial Officer),Treasurer
and Secretary

/s/ C. James Jensen                                        April 30, 2001
---------------------------------------
C. James Jensen, Director

/s/ John F. Kealy                                          April 30, 2001
---------------------------------------
John F. Kealy, Director

/s/ Jerry A. Kleven                                        April 30, 2001
---------------------------------------
Jerry A. Kleven, Director

/s/ John P. Morbeck                                        April 30, 2001
---------------------------------------
John P. Morbeck, Director

/s/ Richard J. Seminoff                                    April 30, 2001
---------------------------------------
Richard J. Seminoff, Director

/s/ John P. Stephens                                       April 30, 2001
---------------------------------------
John P. Stephens, Director