Form 10-Q
period 2001-03-31
INTERNATIONAL FIBERCOM INC
filed 2001-05-15
CIK 924632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001         COMMISSION FILE NO 1-13278

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

                                Yes [X]     No [ ]

     Common Stock without par value 35,897,381 shares issued and 35,691,692 outstanding at May 4, 2001

                                      INDEX

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated balance sheets -
       March 31, 2001 (unaudited) and December 31, 2000                      2

     Consolidated statements of operations (unaudited) -
       Three months ended March 31, 2001 and 2000                            3

     Consolidated statements of comprehensive income (loss)
       (unaudited) - Three months ended March 31, 2001 and 2000              4

     Consolidated statement of changes in stockholders'
       equity (unaudited) - Three months ended March 31, 2001                5

     Consolidated statements of cash flows (unaudited) -
       Three months ended March 31, 2001 and 2000                            6

     Notes to consolidated financial statements (unaudited)                  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   18

Item 2. Changes in Securities                                               18

                          INTERNATIONAL FIBERCOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,            December 31,
                                                                        2001                   2000
                                                                    -------------         -------------
                                    Assets                           (unaudited)
Current assets:
   Cash and cash equivalents                                        $   5,294,683         $  10,332,908
   Accounts receivable - trade, net                                    71,768,249            64,518,202
   Costs and estimated earnings in excess of billings                  37,929,543            47,188,666
   Inventory, net                                                       4,339,378            20,414,467
   Income taxes receivable                                              5,604,541             1,184,391
   Deferred tax asset                                                  12,890,622             1,392,890
   Investment in discontinued operations                               15,362,718                    --
   Other current assets                                                 6,977,189             5,554,598
                                                                    -------------         -------------
        Total current assets                                          160,166,923           150,586,122

Property and equipment, net                                            42,933,006            51,326,343
Goodwill, net                                                          66,360,604            67,521,734
Other assets, net                                                       3,243,992             3,135,530
                                                                    -------------         -------------

Total assets                                                        $ 272,704,525         $ 272,569,729
                                                                    =============         =============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of notes payable                                  $   1,106,153         $   1,276,106
  Current portion of capital lease obligations                          3,904,621             4,866,170
  Notes payable to related parties                                             --                86,618
  Accounts payable                                                     25,784,850            28,269,905
  Accrued expenses                                                     11,587,285             7,560,718
                                                                    -------------         -------------
        Total current liabilities                                      42,382,909            42,059,517

Notes payable                                                           5,126,441             2,178,011
Capital lease obligations                                               8,979,946            16,703,500
Line of credit                                                         98,224,595            83,237,986
Deferred tax liability                                                  2,079,787             2,653,108
                                                                    -------------         -------------
        Total liabilities                                             156,793,678           146,832,122
                                                                    -------------         -------------

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value, 100,000,000 shares authorized;          105,857,865            93,333,067
   35,897,381 shares issued and 35,691,692 shares
   outstanding at March 31, 2001; 34,391,128 shares issued
   and 34,185,439 shares outstanding at December 31, 2000
  Additional paid-in capital                                           10,127,279            10,127,279
  Foreign currency translation adjustment                                (128,398)               (9,842)
  Retained earnings                                                       884,188            23,117,190
                                                                    -------------         -------------
                                                                      116,740,934           126,567,694
   Less: treasury stock, 205,689 shares, at cost                         (830,087)             (830,087)
                                                                    -------------         -------------
        Total stockholders' equity                                    115,910,847           125,737,607
                                                                    -------------         -------------

        Total liabilities and stockholders' equity                  $ 272,704,525         $ 272,569,729
                                                                    =============         =============

      See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                             2001                   2000
                                                                         ------------           ------------
                                                                                     (unaudited)
Revenues                                                                 $ 75,924,919           $ 57,443,222
Cost of revenues                                                           65,181,724             40,611,976
                                                                         ------------           ------------

Gross margin                                                               10,743,195             16,831,246
General and administrative                                                 13,658,086             10,344,200
                                                                         ------------           ------------

Income (loss) from operations                                              (2,914,891)             6,487,046
Other income (expense):
  Interest income                                                             333,027                178,299
  Interest expense                                                         (2,518,573)            (1,579,123)
  Other                                                                       242,748                 27,375
                                                                         ------------           ------------

Income (loss) from continuing
    operations before income taxes                                         (4,857,689)             5,113,597
Benefit (provision) for income taxes                                        1,869,212             (1,774,370)
                                                                         ------------           ------------

Income (loss) from continuing operations                                   (2,988,477)             3,339,227

Discontinued operations:
  Income from operations of discontinued Equipment Distribution segment (less applicable income taxes of $199,158 and
   $187,737 in 2001 and 2000, respectively)                                   318,136                269,224
  Loss on disposal of Equipment Distribution segment, including provision of $250,000 for operating losses during phase-out
   period (net of applicable income taxes of $12,246,544)                 (19,562,661)                    --
                                                                         ------------           ------------

Net income (loss)                                                        $(22,233,002)          $  3,608,451
                                                                         ============           ============
Earnings (loss) per share:
  Continuing operations:
    Basic                                                                $      (0.08)          $       0.11
    Diluted                                                              $      (0.08)          $       0.10

  Discontinued operations:
    Basic                                                                $       0.01           $       0.01
    Diluted                                                              $       0.01           $       0.01

  Loss on disposal of discontinued operations:
    Basic                                                                $      (0.56)          $         --
    Diluted                                                              $      (0.56)          $         --

  Net income (loss):
    Basic                                                                $      (0.63)          $       0.12
    Diluted                                                              $      (0.63)          $       0.11

Shares used in computing earnings (loss)per share:
  Basic                                                                    35,202,081             30,594,820
  Diluted                                                                  35,684,268             33,913,555

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                     For the Three Months Ended March 31,
                                                     ------------------------------------
                                                         2001                   2000
                                                     ------------           ------------
                                                                 (unaudited)
Net income (loss)                                    $(22,233,002)          $  3,608,451
Other comprehensive income, net of tax:
   Foreign currency translation adjustments              (118,556)                    --
                                                     ------------           ------------
Comprehensive income (loss)                          $(22,351,558)          $  3,608,451
                                                     ============           ============







          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                            Common Stock          Additional     Foreign
                                     --------------------------     Paid-in     Currency     Retained     Treasury
                                       Shares         Amount        Capital    Translation   Earnings       Stock        Totals
                                     -----------   ------------   -----------   ---------   -----------   ---------   ------------
Balance January 1, 2001               34,391,128   $ 93,333,067   $10,127,279   $  (9,842)  $23,117,190   $(830,087)  $125,737,607
Current year activity (unaudited):
 Exercise of common stock
  options and warrants                    14,200         81,468                                                             81,468
 Common stock issued under ESPP          349,150      1,471,729                                                          1,471,729
 Common stock issued in connection
  with acquisitions                    1,142,903     10,971,601                                                         10,971,601
 Change in foreign currency
  translation                                                                    (118,556)                                (118,556)
 Net loss                                                                                   (22,233,002)               (22,233,002)
                                     -----------   ------------   -----------   ---------   -----------   ---------   ------------

Balance, March 31, 2001 (unaudited)   35,897,381   $105,857,865   $10,127,279   $(128,398)  $   884,188   $(830,087)  $115,910,847
                                     ===========   ============   ===========   =========   ===========   =========   ============

          See accompanying notes to consolidated financial statements.

                    INTERNATIONAL FIBERCOM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Three Months Ended March 31,
                                                                                 ------------------------------------
                                                                                     2001                    2000
                                                                                 ------------            ------------
                                                                                              (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                              $(22,233,002)           $  3,608,451
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Provision for loss on disposal of equipment distribution division              19,562,661                      --
    Depreciation                                                                    3,142,824               1,870,022
    Amortization                                                                    1,055,268                 655,949
    Other changes in operating assets and liabilities net
     of business combinations                                                     (17,360,330)             (6,134,316)
                                                                                 ------------            ------------
         Net cash (used in) provided by  operating  activities                    (15,832,579)                    106
                                                                                 ------------            ------------
Cash flows from investing activities:
  Disposal (acquisition) of property and equipment, net                             3,725,854              (3,066,309)
  Payments for acquisitions, net of cash acquired                                    (746,583)               (360,000)
                                                                                 ------------            ------------
         Net cash provided by (used in) investing activities                        2,979,271              (3,426,309)
                                                                                 ------------            ------------
Cash flows from financing activities:
  Net change in line of credit borrowings                                          14,986,609               2,000,000
  Proceeds from notes payable and lease obligations                                   967,087               1,655,410
  Repayment of notes payable and lease obligations                                 (9,266,312)             (1,681,090)
  Repayment of notes payable to related parties                                       (86,054)               (137,904)
  Debt issuance costs                                                                (220,888)               (734,109)
  Proceeds from ESPP                                                                1,471,729                      --
  Proceeds from warrant and stock option exercises                                     81,468               7,530,170
                                                                                 ------------            ------------
         Net cash provided by financing activities                                  7,933,639               8,632,477
                                                                                 ------------            ------------

  Change in foreign currency translation                                             (118,556)                     --

Net change in cash and cash equivalents                                            (5,038,225)              5,206,274
Cash and cash equivalents, beginning of period                                     10,332,908               3,358,341
                                                                                 ------------            ------------

Cash and cash equivalents, end of period                                         $  5,294,683            $  8,564,615
                                                                                 ============            ============
Supplemental disclosure of non cash transactions:
In connection with acquisitions, the Company assumed liabilities as follows:
  Fair value of assets acquired                                                    11,215,021              10,350,177
  Cash paid in the first quarter for acquisitions (including acquisition
    costs, net of cash acquired)                                                     (746,583)               (360,000)
  Cash paid in April 2000 for acquisitions closed in the first quarter of 2000             --              (4,436,425)
                                                                                 ------------            ------------
  Liabilities and notes assumed and stock issued to sellers                        10,468,438               5,553,752
                                                                                 ============            ============
  Increase in additional paid-in capital resulting from recognizing
   tax benefits from stock option and warrant exercises                                    --              10,150,000

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

International FiberCom, Inc., a C Corporation incorporated in Arizona on December 29, 1972, offers a wide range of services to the communications marketplace throughout the United States through four principal operating segments or divisions: wired services, wireless services, wireless technologies and equipment distribution. Wired services provides consulting, design and engineering services; installs and maintains internal and external broadband communications systems, including underground and aerial fiber-optic and copper systems; and installs and maintains integrated local and wide area networks.
Wireless services includes site development, maintenance and optimization services. Wireless technologies include the design, manufacture and installation of proprietary wireless connectivity solutions designed to enable and enhance wireless communications, in both fixed and mobile applications. Equipment distribution resells new, deinstalled and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies.

On April 18, 2001, the Company's Board of Directors approved a plan to dispose of its equipment distribution division. See Note 2.

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals and one-time charges described in the notes to the financial statements, necessary to present fairly the financial position as of March 31, 2001 and the results of its operations for the three month period ended March 31, 2001. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION:

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  subsidiaries.   All  significant   intercompany  amounts  and
transactions have been eliminated.

RECLASSIFICATIONS:

Certain balances as of December 31, 2000 have been reclassified in the accompanying consolidated financial statements to conform with the current period presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

                          INTERNATIONAL FIBERCOM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS cont'd
                                   (UNAUDITED)


NOTE 2 - DISCONTINUED OPERATIONS:

On April 18, 2001, the Company's Board of Directors approved a plan to dispose of its equipment distribution division. These operations are reflected as discontinued operations for all periods presented in the Company's Statements of Operations. Revenues for discontinued operations amounted to $13,588,685 and $6,614,077 for the three months ended March 31, 2001 and 2000, respectively.

The Company is evaluating opportunities to sell the equipment division and expects to complete the disposal over the next twelve months. As a result, the Company recorded an estimated net loss on disposal of $19,562,661 to write-off of goodwill associated with the division and to adjust the assets of the division to their liquidation value assuming the Company is unsuccessful in selling the division during the disposal period.

The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at March 31, 2001 and December 31, 2000, are as follows:

                                                March 31,           December 31,
                                                  2001                 2000
                                              ------------         ------------

Cash                                          $    308,470         $  1,357,425
Accounts receivable, net                        11,830,190            8,376,114
Inventory, net                                   9,823,530           17,594,029
Property, plant and equipment, net                 793,820            1,896,901
Intangibles, net                                        --           17,014,845
Other assets                                            --              374,563
Accounts payable                                (7,044,886)          (1,396,303)
Other liabilities                                 (348,406)            (304,076)
                                              ------------         ------------

                                              $ 15,362,718         $ 44,913,498
                                              ============         ============


Under generally accepted accounting principles, a provision for loss on discontinued operations has been included based on management's best estimates of the amounts expected to be realized on the disposal of its equipment distribution division. The amounts the Company will ultimately realize could differ from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.

                          INTERNATIONAL FIBERCOM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS cont'd
                                   (UNAUDITED)

NOTE 3 - SIGNIFICANT BALANCE SHEET COMPONENTS:

Significant balance sheet components consist of the following:

                                                              March 31,            December 31,
                                                                2001                  2000
                                                            -------------         -------------
Accounts receivable, net:
  Contract billings                                         $  62,174,331         $  53,557,518
  Retainage                                                     6,988,086             5,203,786
  Non-contract related accounts receivable                      4,455,946             7,359,383
                                                            -------------         -------------
                                                               73,618,363            66,120,687
  Less: allowance for doubtful accounts                        (1,850,114)           (1,602,485)
                                                            -------------         -------------
                                                            $  71,768,249         $  64,518,202
                                                            =============         =============
Costs and estimated earnings in excess of billings, net:
  Costs incurred on contracts in progess                    $ 200,102,507         $ 167,815,370
  Estimated earnings                                           56,118,912            58,218,913
                                                            -------------         -------------
                                                              256,221,419           226,034,283
  Less: billings to date                                     (220,329,910)         (180,407,275)
                                                            -------------         -------------
                                                               35,891,509            45,627,008
  Billings in excess of costs and estimated earnings            2,038,034             1,561,658
                                                            -------------         -------------
                                                            $  37,929,543         $  47,188,666
                                                            =============         =============
Inventory, net:
  New and used telecommunications equipment                 $   1,407,878         $  20,343,259
  Cabling and equipment                                         2,450,380             1,189,194
  Raw materials                                                   873,620             1,045,054
                                                            -------------         -------------
                                                                4,731,878            22,577,507
  Less: allowance for obsolete inventory                         (392,500)           (2,163,040)
                                                            -------------         -------------
                                                            $   4,339,378         $  20,414,467
                                                            =============         =============
Property and equipment, net:
  Construction equipment                                    $  33,078,964         $  40,605,159
  Vehicles                                                     10,404,542            11,211,782
  Building and land                                            10,246,883            10,010,259
  Office furniture and equipment                                7,818,570             8,258,924
  Software                                                      2,529,915             2,835,897
  Leasehold improvements                                        1,093,305             1,325,044
                                                            -------------         -------------
                                                               65,172,179            74,247,065
  Less: accumulated depreciation and amortization             (22,239,173)          (22,920,722)
                                                            -------------         -------------
                                                            $  42,933,006         $  51,326,343
                                                            =============         =============
Goodwill, net:
  Goodwill                                                  $  70,503,390         $  74,046,272
  Less: accmulated amortization                                (4,142,786)           (6,524,538)
                                                            -------------         -------------
                                                            $  66,360,604         $  67,521,734
                                                            =============         =============
Accrued expenses:
  Accrued payroll and related expenses                      $   4,499,692         $   3,905,466
  Reserve for contract losses                                   2,063,834               100,000
  Accrued interest                                                687,309               717,458
  Accrued retention payable                                       672,494               701,982
  Accrued sales tax                                               467,650               574,069
  Other                                                         3,196,306             1,561,743
                                                            -------------         -------------
                                                            $  11,587,285         $   7,560,718
                                                            =============         =============

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)


NOTE 4 - LONG-TERM DEBT:

Operating Line of Credit

The Company maintains an operating line of credit with a syndication of commercial banks. Under the terms of the Revolving Credit Agreement (the "Agreement"), the Company may borrow up to $100,000,000 (including $10,000,000 in stand-by letters of credit, of which $1,775,405 were issued as of March 31,
2001). Borrowings bear interest at either LIBOR plus 175 to 250 basis points or the prime rate plus 25 to 100 basis points, determined based on certain financial covenants, at the discretion of the Company. The Company has an option, subject to certain conditions, to increase the maximum borrowings to $150,000,000. As of March 31, 2001, total line of credit borrowings were $98,224,595. The Agreement requires monthly payments of interest and it matures in March 2003. Borrowings are secured by substantially all of the Company's assets and the Company is required to pay an annual commitment fee equal to 0.375% to 0.5%, determined based on certain financial covenants, of the unused portion of the line of credit. The Agreement places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Agreement also requires that specified financial ratios and balances be maintained. As of March 31, 2001, the Company was not in compliance with certain covenants and has obtained a waiver from its lenders while a permanent modification to its credit facility is negotiated.

In connection with the Agreement, the borrowing limit under the Company's equipment lease line of credit was increased from $10,000,000 to $15,000,000. In September 2000, the borrowing limit under the equipment lease line of credit was further increased to $25,000,000. Total borrowings outstanding at March 31, 2001 under the equipment lease line were $11,804,635.

Notes Payable

In the first quarter of 2001, the Company entered into an agreement to acquire Rapid Response, Inc. ("Rapid Response"). In connection with this agreement, the Company issued a $2,400,000 subordinated note requiring quarterly principal payments of $150,000, and payment of interest at a rate of 4.5%, to be remitted through December 2004.

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)


NOTE 5 - ACQUISITIONS:

Effective January 1, 2001, the Company acquired Anacom Systems Corporation ("Anacom") in exchange for $8,000,000 of International Fibercom, Inc. common stock. Upon the close of the transaction, the Company issued 616,542 restricted shares of common stock valued at $4 million. Per the acquisition agreement, the remaining shares will be issued in the future based on the share price on predetermined dates through August 8, 2001. The Company accounted for the acquisition of Anacom using the purchase method of accounting.

On March 31, 2001, the Company agreed to acquire Rapid Response, Inc. ("Rapid Response") in exchange for $700,000 in cash and a $2,400,000 subordinated note payable (Note 4). The Company accounted for the acquisition of Rapid Response using the purchase method of accounting.

In connection with the acquisitions of Anacom and Rapid Response, the Company incurred $457,026 of direct acquisition costs and acquired $410,443 of cash. The direct acquisition costs were recorded as additional goodwill and the cash acquired was netted against total cash consideration paid.

In 1999, the Company acquired All Star Telecom, Inc. ("All Star") and accounted for the acquisition using the purchase method of accounting. The purchase agreement included a provision for contingent consideration that is payable if certain financial targets are met over a three-year period. Certain financial targets specified in the purchase agreement were achieved by All Star through March 31, 2001 and the Company therefore issued 490,667 restricted shares of IFCI Common Stock, valued at $2,971,601, to the former owners of All Star. The consideration was recorded as additional goodwill.

In 2000, the Company acquired New York Antenna, Inc. ("NYA") and accounted for the acquisition using the purchase method of accounting. The purchase agreement included a provision that required the Company to issue additional shares of common stock to the former shareholders of NYA if a calculated average market price of International Fibercom, Inc. common stock was less than the average market price calculated for the initial common stock issued upon the acquisition close. This provision resulted in the issuance of 35,694 additional shares of common stock to the former shareholders of NYA.

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY:

The computation of basic and diluted earnings per share is as follows:

                                                                  For the Three Months Ended March 31,
                                                                  ------------------------------------
                                                                      2001                    2000
                                                                  ------------            ------------
Numerator for basic and diluted earnings per share:
  Income (loss) from continuing operations available to
   common stockholders                                            $ (2,988,477)           $  3,339,227
  Income from operations of discontinued Equipment
   Distribution segment                                                318,136                 269,224
  Loss on disposal of Equipment Distribution segment               (19,562,661)                     --
                                                                  ------------            ------------
  Net income (loss) available to common stockholders              $(22,233,002)           $  3,608,451
                                                                  ============            ============

Denominator:
  Denominator for basic earnings per share - weighted-average
   shares outstanding                                               35,202,081              30,594,820
  Effect of dilutive securities:
    Dilutive options and warrants                                      482,187               3,318,735
                                                                  ------------            ------------
  Denominator for diluted earnings per share                        35,684,268              33,913,555
                                                                  ============            ============

NOTE 7 - SEGMENT INFORMATION:

The Company delivers its products and services through three continuing operating segments: wired services, wireless services and wireless technologies.

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

                          INTERNATIONAL FIBERCOM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - cont'd
                                   (UNAUDITED)


Wireless  Services - this  segment  provides  services  in  support of  wireless services carriers and networks, including system optimization services, propagation studies, audit services, technology conversion and integration, tower construction and maintenance, and site acquisition services.

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

Summary financial information for each operating segment as of and for the three months ended March 31, 2001 and 2000 is as follows:

                                                               Continuing Operations
                                                ------------------------------------------------
                                                    Wired            Wireless         Wireless
                                                   Services          Services       Technologies         Total
                                                   --------          --------       ------------         -----
For the three months ended March 31, 2001:
  Revenues                                      $ 68,049,748       $ 5,388,700      $ 2,486,471       $ 75,924,919
  Gross margin                                     8,660,487         1,108,283          974,425         10,743,195
  Depreciation and amortization                    3,559,613           157,278          178,528          3,895,419
  Interest expense                                 2,276,160            77,300          165,113          2,518,573
  Provision (benefit) for income taxes            (1,525,322)          128,708         (472,599)        (1,869,212)
  Operating income (loss)                         (2,239,006)          412,305       (1,088,190)        (2,914,891)

  Assets                                         214,907,775        12,253,433       17,934,055        245,095,263
  Capital expenditures                             3,748,391           172,698          165,513          4,086,602

For the three months ended March 31, 2000:
  Revenues                                      $ 56,887,219       $        --      $   556,003       $ 57,443,222
  Gross margin                                    16,607,012                --          224,234         16,831,246
  Depreciation and amortization                    2,128,946                --           80,863          2,209,809
  Interest expense                                 1,536,446                --           42,677          1,579,123
  Provision (benefit) for income taxes             1,879,069                --         (104,699)         1,774,370
  Operating income (loss)                          6,869,821                --         (382,775)         6,487,046

  Assets                                         149,209,350                --        7,014,055        156,223,405
  Capital expenditures                             2,783,948                --           54,767          2,838,715

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

GENERAL

We are an end-to-end solutions provider serving the telecommunications industry. We deliver a broad range of solutions designed to enable, enhance and support voice, data and video communications through wired, wireless, internal and external networks. In delivering these solutions, we design, develop, install and maintain internal and external networks that support the Internet-related applications and other communications for our customers. Our services range from the design, development and installation of fiber-optic networks to wireless connectivity solutions. Our products range from proprietary wireless communications equipment to new communications equipment from a variety of manufacturers. We deliver our products and services through three operating segments: wired services, wireless services and wireless technologies.

On April 18, 2001, our Board of Directors approved a formal plan to dispose of our equipment distribution division. The equipment distribution division resells new, de-installed and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies. We are evaluating opportunities to sell the equipment distribution division and expect to complete the disposal over the next 12 months. As a result of the decision to dispose of the equipment distribution division, we have recorded a one-time charge of $19.6 million to write-off goodwill associated with the division and to adjust the assets of the division to their liquidation value assuming the Company is unsuccessful in selling the division during the disposal period. The one-time charge was recorded as of March 31, 2001 and the operating results of the equipment distribution division have been reclassified below income from continuing operations during the disposition period.

The provision for loss on discontinued operations has been included based on management's best estimates of the amounts expected to be realized on the disposal of its equipment distribution division. The amounts the Company will ultimately realize could differ from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.

The Company derives a substantial portion of its revenue through contracts accounted for under the percentage of completion method whereby revenue is recognized based on the ratio of contract costs incurred to total estimated contract costs. As a result, gross margins can increase or decrease based upon changes in estimates during individual contracts.

                              RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations in dollars and as a percentage of revenues for the periods indicated.

                                                               For the Three Months Ended March 31,
                                                --------------------------------------------------------------
                                                            2001                               2000
                                                ----------------------------       ---------------------------
Revenues                                        $ 75,924,919          100.0%       $ 57,443,222         100.0%
Cost of revenues                                  65,181,724           85.9%         40,611,976          70.7%
                                                ------------         ------        ------------         -----

Gross margin                                      10,743,195           14.1%         16,831,246          29.3%
General and administrative                        13,658,086           18.0%         10,344,200          18.0%
                                                ------------         ------        ------------         -----

Income (loss) from operations                     (2,914,891)          -3.9%          6,487,046          11.3%

Other expense, net                                (1,942,798)          -2.5%         (1,373,449)         -2.4%
                                                ------------         ------        ------------         -----
Income (loss) from continuing
 operations before income taxes                   (4,857,689)          -6.4%          5,113,597           8.9%
Benefit (provision) for income taxes               1,869,212            2.5%         (1,774,370)         -3.1%
                                                ------------         ------        ------------         -----

Income (loss) from continuing operations          (2,988,477)          -3.9%          3,339,227           5.8%

Discontinued operations:
  Income from operations of discontinued
   Equipment Distribution segment                    318,136            0.4%            269,224           0.5%
  Loss on disposal of Equipment
   Distribution segment                          (19,562,661)         -25.8%                 --           0.0%
                                                ------------         ------        ------------         -----

Net income (loss)                               $(22,233,002)         -29.3%       $  3,608,451           6.3%
                                                ============         ======        ============         =====


REVENUES. Revenues for the first quarter of 2001 increased $18.5 million, or 32.2%, to $75.9 million from $57.4 million for the same period in 2000. This increase was due to revenue growth of $11.2 million in wired services, $5.4 million in wireless services and $1.9 million in wireless technologies. The revenue increase for wired services consisted of $4.1 million of revenues generated from subsidiaries acquired subsequent to March 31, 2000 and $7.1 million of revenues generated from internal increases in contract activity resulting from increased demand for infrastructure development services. Two companies were acquired subsequent to March 31, 2000 and comprise our wireless services segment. The revenue increase from wireless services was therefore generated through such acquisitions. The increase in revenues for the wireless technologies segment was attributable to $700,000 of revenues from a subsidiary acquired in the first quarter of 2001 and $1.2 million of internal growth resulting from the continued deployment of our proprietary wireless connectivity solutions.

GROSS MARGIN. Gross margin for the first quarter of 2001 decreased $6.1 million, or 36.3%, to $10.7 million from $16.8 million for the same period in 2000. The decrease in gross margin was due to a $7.9 million decrease in wired services, offset by increases in gross margin of $1.1 million and $750,000 in wireless services and wireless technologies, respectively. The gross margin decrease for wired services was due primarily to operational difficulties in our California operating units and includes a $2 million contract loss accrual recorded at March 31, 2001. The wireless services increase was the result of this segment commencing operations subsequent to March 31, 2000. The wireless technologies increase consisted of $430,000 of gross margin generated from one company acquired subsequent to March 31, 2000 and $320,000 of gross margin generated from internal growth.

Gross margin as a percentage of revenues decreased to 14.1% for the first quarter of 2001 from 29.3% for the same period in 2000, due primarily to decreased gross margin in wired services. Gross margin as a percentage of revenues for wired services was 12.7% for the first quarter of 2001, compared to 29.2% for the same period in 2000. This decrease was primarily the result of operational difficulties in our California operating units. Gross margin as a percentage of revenues for wireless technologies was 39.2% in the first quarter of 2001, compared to 40.3% for the same period in the prior year. The decrease in gross margin percentage for wireless technologies was primarily due to the mix of product sales and product related installation and maintenance services.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 2001 increased $3.3 million, or 32.0%, to $13.7 million from $10.4 million for the same period in 2000. The increase is primarily due to incremental costs associated with acquisitions made during the past 12 months, as well as internal growth of existing subsidiaries and increased spending on the research and development of new technologies in our wireless technologies segment. General and administrative expenses, as a percentage of revenues, for the first quarter of 2001 was unchanged from the same period in the prior year at 18.0%.

OTHER INCOME (EXPENSE). Other expenses for the first quarter of 2001 increased $570,000, or 41.5%, to $1.94 million from $1.37 million for the same period in 2000. The increase is primarily due to interest expense on the Company's credit facilities. Borrowing activity has increased significantly during the past 12 months due to the acquisition of several subsidiaries through purchase agreements consisting of all cash or cash and common stock terms, as well as the increase in working capital to support growth in the wired services segment.

BENEFIT (PROVISION) FOR INCOME TAXES. Income taxes for the first quarter of 2001 decreased $3.6 million, or 205.3%, to a benefit of $1.9 million from $1.7 million of expense for the same period in 2000. The provision for income taxes decreased due to lower current quarter taxable earnings, offset by a higher effective tax rate for the first quarter of 2001 due primarily to changes in the apportionment of earnings among different states in which we operate.

INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations for the first quarter of 2001 increased $49,000, or 18.2%, to $318,000 from $269,000 for the same period in 2000. The increase is primarily due to increased gross margin, offset by higher general and administrative expenses to support the higher sales volume. Gross margin increased due to higher product sales volume.

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS. The loss on disposal of discontinued operations was recorded in the first quarter of 2001 to account for the net of tax difference between the net assets of the discontinued equipment distribution division operations and the estimated liquidation value of the division.

NET INCOME (LOSS). Net income attributable to common stockholders for the first quarter of 2001 decreased $25.8 million, or 716.1%, to a net loss of $22.2 million from net income of $3.6 million for the same period in 2000. The decrease is primarily related to the non-recurring charge to record the estimated loss on disposal of discontinued operations. The decrease in net income was also due to lower gross margins, increases in general and administrative and other expenses, which were partially offset by a decrease in the provision for income taxes.

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

During the first quarter of 2001, net cash used in operations totaled $15.8 million as compared to less than $1,000 provided by operations for the same period in 2000. Cash generated from operations during the period totaled $17.9 million and consisted primarily of depreciation and amortization, a decrease in costs in excess of billings, and increases in accounts payable and accrued expenses. Cash used in operations during the period totaled $33.7 million and consisted primarily of the net loss, prior to the estimated loss on disposal of discontinued operations, and increases in accounts receivable, inventory, prepaid expenses and income taxes.

Cash provided by investing activities during the first quarter of 2001 totaled $3.0 million and was due to the disposal of equipment totaling approximately $7.5 million, partially offset by $3.7 million of equipment acquisitions and cash used in business acquisitions totaling $746,000. During the first quarter of 2001, financing activities generated approximately $7.9 million, which consisted primarily of net borrowings under our credit facilities totaling $15.0 million, borrowings under notes payable and capital lease obligations related to purchases of equipment totaling $967,000, proceeds from stock option exercises and stock purchased under the Employee Stock Purchase Plan totaling $1.5 million, partially offset by scheduled principal payments on long-term debt and lease obligations totaling $1.8 million, principal payments totaling approximately $7.5 million related to the disposal of equipment and debt issuance costs of $221,000.

As of March 31, 2001, we had a cash balance of $5.3 million and additional working capital of $112.5 million. Additionally, at March 31, 2001 we had a revolving line of credit with a syndication of commercial banks totaling $100 million (with a provision, under certain conditions including consent of the lenders, to raise the total borrowings available to $150 million), with an available balance of approximately $1.8 million, and a $25 million lease line of credit with an available balance of approximately $11.8 million. Aggregate proceeds from current working capital, funds generated through operations and current availability under existing credit facilities are considered sufficient to fund our operations for the next 12 to 18 months. We are, however, pursing opportunities to augment our capital structure to support anticipated growth from increased demand for our products and services. We can offer no assurance that we will be able to obtain such additional capital or that it will be available on terms or conditions acceptable to us. Our revolving credit agreement places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. Our revolving credit agreement also requires that specified financial ratios and balances be maintained. As of March 31, 2001, the Company was not in compliance with certain covenants and has obtained a waiver from our lenders while a permanent modification to our credit facility is being negotiated.

INFLATION

We do not believe that we are significantly impacted by inflation.

SEASONALITY

Our operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. This seasonality is primarily the result of customer budgetary constraints and preferences and the effect of winter weather on outside construction activities. Some of our customers, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not involved as a party to any legal proceeding other than various claims and lawsuits arising in the ordinary course of its business, none of which, in our opinion, is material, either on an individual or a collective basis.

ITEM 2. CHANGES IN SECURITIES.

SALES OF UNREGISTERED SECURITIES

During the first quarter of 2001, we issued 616,542 shares of common stock to the former shareholders of Anacom Systems Corporation ("Anacom") at a price of $6.4878 per share, the average market price of our common stock on the NASDAQ National Market for the ten trading days beginning five days prior to close, and ending four days following close in connection with the acquisition of Anacom. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D promulgated under the Act.

During the first quarter of 2001, we issued 35,694 shares of common stock to the former shareholders of New York Antenna, Inc. in connection with provisions contained in the New York Antenna, Inc. purchase agreement that required us to issue additional shares of common stock to the former shareholders of New York Antenna, Inc. if the average market price of our common stock on the NASDAQ National Market for the ten trading days immediately preceding November 28, 2000 was below the average market price calculated for the initial common stock issued upon the acquisition close. Such shares were issued pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act.

During the first quarter of 2001, we issued 490,667 shares of Common Stock to the former shareholders of All Star Telecom, Inc. ("All Star") at a price of $6.0563 per share, the average market price of our common stock on the NASDAQ National Market for the ten trading days prior to February 27, 2001, in connection with contingent consideration payable to the former shareholders of All Star based upon All Star meeting certain financial targets, as specified in its purchase agreement. All Star was acquired by the Company in April 1999. Such shares were issued pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act.

ITEMS 3, 4, 5 and 6 ARE OMMITTED BECAUSE THESE ITEMS ARE INAPPLICABLE TO THIS REPORT.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERNATIONAL FIBERCOM, INC.



DATED: May 15, 2001                     By /s/ Gregory B. Hill
                                           -------------------------------------
                                           Gregory B. Hill
                                           Principal Financial Officer