Form 10-K/A
period 2000-12-31
INTERNATIONAL FIBERCOM INC
filed 2001-06-19
CIK 924632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-K/A
                                (Amendment No. 2)

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

                                Explanatory Note

This amendment to our Annual Report on Form 10-K for the year ended December 31, 2000 is filed for the sole purpose of clarifying that we adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," beginning with our fiscal 2000 consolidated financial statements. Our adoption of SAB No. 101 did not have a material effect on the financial results of our Company. All financial and other informative information has remained unchanged from the 10-K filed on April 2, 2001.

In order to collectively present all 10-K data previously filed, this amendment also incorporates Part III information that we filed on April 30, 2001 as Amendment No. 1 to our Annual Report on Form 10-K.

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

                                     2000(1)               1999(1)              1998(1)
                               ------------------    ------------------    ------------------
Revenues                       $315,715    100.0%    $187,680    100.0%    $118,684    100.0%
Cost of revenues                236,105     74.8%     141,093     75.2%      83,524     70.4%
                               --------    -----     --------    -----     --------    -----

Gross margin                     79,610     25.2%      46,587     24.8%      35,160     29.6%
General and administrative       53,546     17.0%      31,094     16.6%      18,676     15.7%
                               --------    -----     --------    -----     --------    -----

Income from operations           26,064      8.3%      15,493      8.2%      16,484     13.9%
Other income (expense), net      (7,600)    -2.4%      (3,194)    -1.7%      (1,242)    -1.1%
Nonrecurring acquisition-
  related expenses               (1,380)    -0.5%          --       --         (890)    -0.7%
                               --------    -----     --------    -----     --------    -----

Income before provision for      17,084      5.4%      12,299      6.5%      14,352     12.1%
  income taxes
Provision for income taxes       (6,600)    -2.1%      (4,391)    -2.3%      (4,899)    -4.1%
                               --------    -----     --------    -----     --------    -----

Net income                       10,484      3.3%       7,908      4.2%       9,453      8.0%
Preferred stock dividend             --       --           (4)     0.0%         (48)    -0.1%
                               --------    -----     --------    -----     --------    -----
Net income attributable to
  common stockholders            10,484      3.3%       7,904      4.2%       9,405      7.9%
Pro forma provision for
  income taxes                      (48)      --          (41)     0.0%        (534)    -0.4%
                               --------    -----     --------    -----     --------    -----
Net income after pro forma
  provision for income taxes   $ 10,436      3.3%    $  7,863      4.2%    $  8,871      7.5%
                               ========    =====     ========    =====     ========    =====

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 was adopted beginning with our fiscal 2000 consolidated financial statements and had no material impact on the financial results of the Company.

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

Exhibit
Number      Description                                                Reference
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

                                    INTERNATIONAL FIBERCOM, INC.


                                    By /s/ Joseph P. Kealy
                                       -----------------------------------------
Dated: June 19, 2001                   Joseph P. Kealy, Chairman of the Board,
                                       President and Principal Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                            Date
-------------------                                            ----

/s/ Joseph P. Kealy                                        June 19, 2001
---------------------------------------
Joseph P. Kealy, Chairman of the Board,
President, Principal Executive Officer
and Director


/s/ Gregory B. Hill                                        June 19, 2001
---------------------------------------
Gregory B. Hill, Principal Financial
Officer, Treasurer and Secretary


/s/ C. James Jensen                                        June 19, 2001
---------------------------------------
C. James Jensen, Director


/s/ John F. Kealy                                          June 19, 2001
---------------------------------------
John F. Kealy, Director


/s/ Jerry A. Kleven                                        June 19, 2001
---------------------------------------
Jerry A. Kleven, Director


/s/ John P. Morbeck                                        June 19, 2001
---------------------------------------
John P. Morbeck, Director


/s/ Richard J. Seminoff                                    June 19, 2001
---------------------------------------
Richard J. Seminoff, Director


/s/ John P. Stephens                                       June 19, 2001
---------------------------------------
John P. Stephens, Director

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 was adopted beginning with our fiscal 2000 consolidated financial statements and had no material impact on the financial results of the Company.

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
                                                Weighted         Remaining                          Weighted
                                                Average         Contractual                         Average
                                                Exercise           Life                             Exercise
Exercise Range                 Shares            Price           (In Years)       Shares             Price
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

                          INTERNATIONAL FIBERCOM, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                              Additions
                                                       -----------------------     Deductions
                                        Balance at     Charged to      Charged    (Write-offs,     Balance
                                         Beginning     Costs and      to Other       Net of         at End
Description                              of Period      Expenses      Accounts    Collections)    of Period
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