Form 10-Q
period 2001-06-30
INTERNATIONAL FIBERCOM INC
filed 2001-08-14
CIK 924632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001          Commission File No. 1-9690


                          INTERNATIONAL FIBERCOM, INC.

Incorporated in the State of Arizona                          IRS No. 86-0271282


                       3230 East Broadway Road, Suite 200
                                Phoenix, AZ 85040
                                 (602) 387-4000

                                 Former Address:
                      3410 East University Drive, Suite 180
                                Phoenix, AZ 85034


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Common Stock without par value 36,667,139 shares issued and 36,461,450 outstanding at August 10, 2001.

                                      INDEX

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets - June 30, 2001 (unaudited)
         and December 31, 2000                                                 2

         Consolidated statements of operations (unaudited) -
         Three months ended June 30, 2001 and 2000; Six months
         ended June 30, 2001 and 2000                                          3

         Consolidated statements of comprehensive income (unaudited) -         4
         Three months ended June 30, 2001 and 2000; Six months ended June 30, 2001 and 2000

         Consolidated statement of changes in stockholders'
         equity - Six months ended June 30, 2001 (unaudited)                   5

         Condensed consolidated statements of cash flows (unaudited) -
         Six months ended June 30, 2001 and 2000                               6

         Notes to consolidated financial statements (unaudited)
         - June 30, 2001                                                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Changes in Securities and use of proceeds                            19

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 6.  Exhibits and Reports on Form 8-K                                     21

                          INTERNATIONAL FIBERCOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,           December 31,
                                                                                 2001                2000
                                                                             -------------       -------------
                                     Assets                                   (unaudited)
Current assets:
  Cash and cash equivalents                                                  $   6,060,881       $  10,332,908
  Accounts receivable - trade, net                                              72,796,546          64,518,202
  Costs and estimated earnings in excess of billings, net                       48,012,234          47,188,666
  Inventory, net                                                                 4,237,720          20,414,467
  Income taxes receivable                                                        7,293,312           1,184,391
  Deferred tax asset                                                            12,816,979           1,392,890
  Investment in discontinued operations                                         11,888,315                  --
  Other current assets                                                           2,138,468           5,554,598
                                                                             -------------       -------------
     Total current assets                                                      165,244,455         150,586,122

Property and equipment, net                                                     40,750,944          51,326,343
Goodwill, net                                                                   69,602,178          67,521,734
Other assets, net                                                                3,910,026           3,135,530
                                                                             -------------       -------------

Total assets                                                                 $ 279,507,603       $ 272,569,729
                                                                             =============       =============

                      Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of notes payable                                           $   1,845,435       $   1,276,106
  Current portion of capital lease obligations                                   2,989,907           4,866,170
  Notes payable to related parties                                                      --              86,618
  Accounts payable                                                              38,534,468          28,269,905
  Accrued expenses                                                               9,164,212           7,560,718
                                                                             -------------       -------------
     Total current liabilities                                                  52,534,022          42,059,517

Notes payable                                                                    3,916,525           2,178,011
Capital lease obligations                                                        7,729,614          16,703,500
Line of credit                                                                  88,500,000          83,237,986
Deferred tax liability                                                           2,079,787           2,653,108
                                                                             -------------       -------------
     Total liabilities                                                         154,759,948         146,832,122
                                                                             -------------       -------------
Commitments and contingencies

Stockholders' equity:
  Series D Convertible Preferred Stock, 1,000,000 shares authorized;
   100,000 shares issued and outstanding at June 30,2001. No shares
   were issued as of December 31, 2000                                           8,347,624                  --
  Common stock, no par value, 100,000,000 shares authorized; 36,268,237 shares issued and 36,062,548 shares outstanding at June 30, 2001;
   34,391,128 shares issued and 34,185,439 shares outstanding at
   December 31, 2000                                                           106,091,098          93,333,067
  Additional paid-in capital                                                    10,239,643          10,127,279
  Foreign currency translation adjustment                                         (126,981)             (9,842)
  Retained earnings                                                              1,026,358          23,117,190
                                                                             -------------       -------------
                                                                               125,577,742         126,567,694
  Less: treasury stock, 205,689 shares, at cost                                   (830,087)           (830,087)
                                                                             -------------       -------------
     Total stockholders' equity                                                124,747,655         125,737,607
                                                                             -------------       -------------

  Total liabilities and stockholders' equity                                 $ 279,507,603       $ 272,569,729
                                                                             =============       =============

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Three Months Ended         For the Six Months Ended
                                                                            June 30,                           June 30,
                                                                 -----------------------------     -----------------------------
                                                                     2001             2000              2001             2000
                                                                   -----------     -----------     ------------     ------------
                                                                           (unaudited)                        (unaudited)
Revenues                                                           $82,473,655     $66,411,868     $158,398,574     $123,855,090
Cost of revenues                                                    67,629,814      47,171,594      132,811,538       87,783,570
                                                                   -----------     -----------     ------------     ------------

Gross margin                                                        14,843,841      19,240,274       25,587,036       36,071,520
General and administrative                                          12,220,737      11,026,232       25,878,823       21,370,432
                                                                   -----------     -----------     ------------     ------------

Income (loss) from operations                                        2,623,104       8,214,042         (291,787)      14,701,088

Other income (expense):
  Interest income                                                      368,168         201,351          701,195          379,650
  Interest expense                                                  (2,664,586)     (1,856,540)      (5,183,159)      (3,435,663)
  Other                                                                  7,930        (102,962)         250,678          (75,587)
  Non-recurring acquisition costs                                           --      (1,380,286)              --       (1,380,286)
                                                                   -----------     -----------     ------------     ------------
Income (loss) from continuing
  operations before income taxes                                       334,616       5,075,605       (4,523,073)      10,189,202
Benefit (provision) for income taxes                                  (133,847)     (2,233,266)       1,735,365       (4,007,636)
                                                                   -----------     -----------     ------------     ------------

Income (loss) from continuing operations                               200,769       2,842,339       (2,787,708)       6,181,566

Discontinued operations:
  Income from operations of discontinued Equipment
   Distribution segment (less applicable income taxes
   of $474,361 for the three months ended June 30, 2000,
   and $199,158 and $653,098 for the six months ended
   June 30, 2001 and 2000, respectively)                                    --         590,817          318,136          860,041
  Loss on disposal of Equipment Distribution segment, including provision of $250,000 for operating losses during phase-out
   period (net of applicable income taxes of $12,246,544)                   --              --      (19,562,661)              --
                                                                   -----------     -----------     ------------     ------------

Net income (loss)                                                      200,769       3,433,156      (22,032,233)       7,041,607
                                                                   -----------     -----------     ------------     ------------

Series D Convertible Preferred Stock deemed dividend                   (58,599)             --          (58,599)              --
                                                                   -----------     -----------     ------------     ------------

Net income (loss) attributable to common stockholders              $   142,170     $ 3,433,156     $(22,090,832)    $  7,041,607
                                                                   ===========     ===========     ============     ============
Earnings (loss) per share:
  Income (loss) from continuing operations attributable
  to common stockholders:
    Basic                                                          $        --     $      0.09     $      (0.08)    $       0.20
    Diluted                                                        $        --     $      0.08     $      (0.08)    $       0.18
  Discontinued operations:
    Basic                                                          $        --     $      0.02     $       0.01     $       0.03
    Diluted                                                        $        --     $      0.02     $       0.01     $       0.03
  Loss on disposal of discontinued operations:
    Basic                                                          $        --     $        --     $      (0.55)    $         --
    Diluted                                                        $        --     $        --     $      (0.55)    $         --
  Net income (loss) attributable to common stockholders:
    Basic                                                          $        --     $      0.11     $      (0.63)    $       0.23
    Diluted                                                        $        --     $      0.10     $      (0.63)    $       0.21
  Shares used in computing earnings (loss) per share:
    Basic                                                           35,824,435      31,855,754       35,270,316       31,225,287
    Diluted                                                         36,676,325      34,589,542       35,270,316       34,251,549

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                            For the Three Months Ended      For the Six Months Ended
                                                      June 30,                      June 30,
                                             ------------------------     ---------------------------
                                                2001          2000            2001            2000
                                             ---------    -----------     ------------     ----------
                                                   (unaudited)                     (unaudited)
Net income (loss)                            $ 200,769    $ 3,433,156     $(22,032,233)    $7,041,607
                                             ---------    -----------     ------------     ----------
Other comprehensive income, net of tax:
 Foreign currency translation adjustments        1,417        (20,694)        (117,139)       (20,694)
                                             ---------    -----------     ------------     ----------
Comprehensive income (loss)                  $ 202,186    $ 3,412,462     $(22,149,372)    $7,020,913
                                             =========    ===========     ============     ==========

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                          Preferred
                                                            Stock              Common Stock              Additional
                                                        ------------    ----------------------------      Paid-in
                                                          Series D         Shares          Amount         Capital
                                                        ------------    ------------    ------------    ------------
Balance at January 1, 2001                                        --      34,391,128    $ 93,333,067    $ 10,127,279
Issuance of 100,000 shares of Series D
 Convertible Preferred Stock, net of costs              $  8,347,624                                          53,765
Exercise of common stock options and warrants                                 26,200         105,468
Common stock issued under ESPP                                               350,393       1,476,962
Common stock issued in connection with acquisitions                        1,500,516      11,175,601
Series D Convertible Preferred Stock deemed dividend                                                          58,599
Change in foreign currency translation
Net loss
                                                        ------------    ------------    ------------    ------------

Balance at June 30, 2001 (unaudited)                    $  8,347,624      36,268,237    $106,091,098    $ 10,239,643
                                                        ============    ============    ============    ============

                                                          Foreign
                                                         Currency         Retained        Treasury
                                                        Translation       Earnings         Stock          Totals
                                                        ------------    ------------    ------------    ------------
Balance at January 1, 2001                              $     (9,842)   $ 23,117,190    $   (830,087)   $125,737,607
Issuance of 100,000 shares of Series D
 Convertible Preferred Stock, net of costs                                                                 8,401,389
Exercise of common stock options and warrants                                                                105,468
Common stock issued under ESPP                                                                             1,476,962
Common stock issued in connection with acquisitions                                                       11,175,601
Series D Convertible Preferred Stock deemed dividend                         (58,599)                             --
Change in foreign currency translation                      (117,139)                                       (117,139)
Net loss                                                                 (22,032,233)                    (22,032,233)
                                                        ------------    ------------    ------------    ------------

Balance at June 30, 2001 (unaudited)                    $   (126,981)   $  1,026,358    $   (830,087)   $124,747,655
                                                        ============    ============    ============    ============

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Six Months Ended June 30,
                                                                             ---------------------------------
                                                                                 2001                 2000
                                                                             ------------         ------------
                                                                                        (unaudited)
Cash flows from operating activities:
  Net (loss) income                                                          $(22,032,233)        $  7,041,607
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
   Provision for loss on disposal of equipment distribution division           19,562,661                   --
   Depreciation                                                                 5,470,626            3,664,385
   Amortization                                                                 2,006,330            1,054,386
   Other changes in operating assets and liabilities net of
     business combinations                                                    (14,456,438)          (9,396,582)
                                                                             ------------         ------------
        Net cash (used in) provided by  operating activities                   (9,449,054)           2,363,796
                                                                             ------------         ------------
Cash flows from investing activities:
  Disposition (acquisition) of property and equipment, net                      3,691,576          (11,754,429)
  Payments for acquisitions, net of cash acquired                              (1,173,995)          (8,339,264)
                                                                             ------------         ------------
        Net cash provided by (used in) investing activities                     2,517,581          (20,093,693)
                                                                             ------------         ------------
Cash flows from financing activities:
  Net change in line of credit borrowings                                       5,262,014           19,500,000
  Proceeds from notes payable and lease obligations                               967,087            3,620,842
  Repayment of notes payable and lease obligations                            (12,093,350)          (7,019,334)
  Repayment of notes payable to related parties                                   (86,054)            (482,309)
  Debt issuance costs                                                          (1,256,931)            (750,821)
  Proceeds from issuance of Series D Convertible Preferred Stock               10,000,000                   --
  Offering costs from issuance of Series D Convertible Preferred Stock         (1,598,611)                  --
  Proceeds from issuance of Common Stock under ESPP                             1,476,962           1,576,157
  Proceeds from warrant and stock option exercises                                105,468            9,878,945
                                                                             ------------         ------------
        Net cash provided by financing activities                               2,776,585           26,323,480
                                                                             ------------         ------------

Change in foreign currency translation                                           (117,139)              20,694

Net change in cash and cash equivalents                                        (4,272,027)           8,614,277
Cash and cash equivalents, beginning of period                                 10,332,908            3,358,341
                                                                             ------------         ------------

Cash and cash equivalents, end of period                                     $  6,060,881         $ 11,972,618
                                                                             ============         ============
Supplemental disclosure of non cash transactions:
  Fair value of assets acquired                                              $ 14,586,222         $ 25,008,109
  Cash paid for acqusitions (including acquisition costs, net
   of cash acquired)                                                             (942,583)          (8,665,330)
                                                                             ------------         ------------
  Liabilities and notes assumed and stock issued to sellers                    13,643,639           16,342,779
                                                                             ============         ============
  Non-cash Series D Preferred Stock offering costs                                (53,765)                  --
  Increase in additional paid in capital resulting from recognizing tax
   benefits from stock option and warrant exercises                                    --           10,150,000

Supplemental disclosures:
  Cash paid for income taxes                                                      885,444               82,888
  Cash paid for interest                                                        5,197,681            3,647,519

        See accompanying notes to the consolidated financial statements.

                           INTERNTIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

International FiberCom, Inc., a C Corporation incorporated in Arizona on December 29, 1972, offers a wide range of services to the communications marketplace throughout the United States through three principal operating segments: wired services, wireless services and wireless technologies. Wired services provides consulting, design and engineering services; installs and maintains internal and external broadband communications systems, including underground and aerial fiber-optic and copper systems; installs and maintains integrated local and wide area networks; installs and maintains equipment needed to interconnect networks in existing central office and other network points of presence; and installs "last mile" modem, telephony and cable connections. Wireless services includes site development, maintenance and optimization services. Wireless technologies includes the design, manufacture and installation of proprietary wireless connectivity solutions designed to enable and enhance wireless communications, in both fixed and mobile applications.

On April 18, 2001, the Company's Board of Directors approved a plan to dispose of the equipment distribution segment. This segment resells new, deinstalled and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies. See Note 2.

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals and one-time charges described in the notes to the financial statements, necessary to present fairly the financial position as of June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2001 and 2000. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION:

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  subsidiaries.   All  significant   intercompany  amounts  and
transactions have been eliminated.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to significant concentrations of credit risks consist primarily of accounts receivable. The Company's revenues are derived principally from contracts with companies in the telecommunication industry in the United States. The Company performs ongoing credit evaluation of its customers and maintains an allowance for probable credit losses based upon its historical experience. As of June 30, 2001, accounts receivable from one customer accounted for more than 10% of the Company's consolidated accounts receivable balance.

RECLASSIFICATIONS:

Certain balances as of December 31, 2000 have been reclassified in the accompanying consolidated financial statements to conform with the current period presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141

                           INTERNTIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $69,602,178. Amortization expense related to goodwill during the six-month period ended June 30, 2001 was approximately $2,200,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

NOTE 2 - DISCONTINUED OPERATIONS:

On April 18, 2001, the Company's Board of Directors approved a plan to dispose of the equipment distribution division. These operations are reflected as discontinued operations for all periods presented in the Company's Statements of Operations. Revenues for discontinued operations amounted to $23,975,000 and $15,809,000 for the six months ended June 30, 2001 and 2000, respectively.

The Company is evaluating opportunities to sell the equipment division and expects to complete the disposal over the next nine months. As a result, the Company recorded an estimated net loss on disposal of $19,562,661 during the first quarter of 2001 to write-off goodwill associated with the division and to adjust the assets of the division to their liquidation value assuming the Company is unsuccessful in selling the division during the disposal period.

The components of net assets of discontinued operations included in the Company's Consolidated Balance Sheets at June 30, 2001 and December 31, 2000, are as follows:
                                                   June 30,        December 31,
                                                     2001              2000
                                                 ------------      ------------
Cash                                             $    171,263      $  1,357,425
Accounts receivable, net                           10,638,307         8,376,114
Inventory, net                                     13,608,221        17,594,029
Property, plant and equipment, net                  1,000,744         1,896,901
Intangibles, net                                      684,000        17,014,845
Other assets                                               --           374,563
Accounts payable                                  (13,677,684)       (1,396,303)
Other liabilities                                    (536,536)         (304,076)
                                                 ------------      ------------
                                                 $ 11,888,315      $ 44,913,498
                                                 ============      ============

                           INTERNTIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 3 - SIGNIFICANT BALANCE SHEET COMPONENTS:

Significant balance sheet components consist of the following:

                                                               June 30,              December 31,
                                                                 2001                   2000
                                                             -------------          -------------
Accounts receivable, net:
  Contract billings                                          $  63,338,035          $  53,557,518
  Retainage                                                      7,459,463              5,203,786
  Non-contract related accounts receivable                       2,844,509              7,359,383
                                                             -------------          -------------
                                                                73,642,007             66,120,687
  Less: allowance for doubtful accounts                           (845,461)            (1,602,485)
                                                             -------------          -------------
                                                             $  72,796,546          $  64,518,202
                                                             =============          =============
Costs and estimated earnings in excess of billings, net:
  Costs incurred on contracts in progess                     $ 223,526,842          $ 167,815,370
  Estimated earnings                                            59,586,183             58,218,913
                                                             -------------          -------------
                                                               283,113,025            226,034,283
  Less: billings to date                                      (232,011,646)          (177,283,959)
                                                             -------------          -------------
                                                                51,101,379             48,750,324
  Billings in excess of costs and estimated earnings            (3,089,145)            (1,561,658)
                                                             -------------          -------------
                                                             $  48,012,234          $  47,188,666
                                                             =============          =============
Inventory, net:
  New and used telecommunications equipment                  $   1,758,762          $  20,343,259
  Cabling and equipment                                          1,747,422              1,189,194
  Raw materials                                                  1,188,536              1,045,054
                                                             -------------          -------------
                                                                 4,694,720             22,577,507
  Less: allowance for obsolete inventory                          (457,000)            (2,163,040)
                                                             -------------          -------------
                                                             $   4,237,720          $  20,414,467
                                                             =============          =============
Property and equipment, net:
  Construction and operating equipment                       $  32,821,586          $  40,605,159
  Vehicles                                                       9,886,457             11,211,782
  Buildings and land                                            11,385,919             10,010,259
  Office furniture and equipment                                 6,873,371              8,258,924
  Software                                                       2,767,950              2,835,897
  Leasehold improvements                                         1,121,816              1,325,044
                                                             -------------          -------------
                                                                64,857,099             74,247,065
  Less: accumulated depreciation and amortization              (24,106,155)           (22,920,722)
                                                             -------------          -------------
                                                             $  40,750,944          $  51,326,343
                                                             =============          =============

                           INTERNTIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - SIGNIFICANT BALANCE SHEET COMPONENTS (CONTINUED):

                                                               June 30,             December 31,
                                                                 2001                   2000
                                                             ------------           ------------
Goodwill, net:
  Goodwill                                                   $ 74,630,365           $ 74,046,272
  Less: accumulated amortization                               (5,028,187)            (6,524,538)
                                                             ------------           ------------
                                                             $ 69,602,178           $ 67,521,734
                                                             ============           ============
Accrued expenses:
  Accrued payroll and related expenses                       $  3,598,835           $  3,905,466
  Accrued offering costs                                          360,000                     --
  Customer deposits                                               750,461                     --
  Accrued interest                                                612,936                717,458
  Accrued retention payable                                       493,528                701,982
  Other                                                         3,348,452              2,235,812
                                                             ------------           ------------
                                                             $  9,164,212           $  7,560,718
                                                             ============           ============

NOTE 4 - LONG-TERM DEBT:

Operating Line of Credit

In June 2001, the Company entered into an Amended and Restated Credit Agreement (the "Agreement") with a syndication of commercial banks. Under the terms of the Agreement, the Company may borrow up to $100,000,000 (including $10,000,000 in stand-by letters of credit, of which $0 were issued as of June 30, 2001). Borrowings bear interest at either LIBOR plus 300 to 375 basis points or the prime rate plus 150 to 225 basis points, determined based on certain financial covenants, at the discretion of the Company. The Company has an option, subject to certain conditions and lender consent, to increase the maximum borrowings to $150,000,000. As of June 30, 2001, total line of credit borrowings were $88,500,000. The Agreement requires monthly payments of interest and it matures in March 2003. Borrowings are secured by substantially all of the Company's assets and the Company is required to pay an annual commitment fee equal to 0.375% to 0.5% of the unused portion of the line of credit, determined based on certain financial ratios. The Agreement places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Agreement also requires that specified financial ratios and balances be maintained. As of June 30, 2001, the Company was in compliance with such requirements.

The Company also has an equipment lease line of credit with a borrowing limit of $25,000,000. Total borrowings outstanding at June 30, 2001 under the equipment lease line were approximately $9,700,000. During the six months ended June 30, 2001, the Company restructured approximately $7,500,000 of capital lease obligations under this equipment lease line resulting in operating leases with one-year commitments of approximately $1,100,000. The book value of equipment under such leases approximated the remaining capital lease liability at the date of conversion. Therefore, no material gain or loss was recorded.

Subordinated Notes Payable

In conjunction with its first quarter 2001 agreement to acquire Rapid Response, Inc. ("Rapid Response"), the Company issued a $2,400,000 subordinated note requiring equal quarterly payments of principal and interest at a rate of 4.5%, to be remitted through January 2005.

                           INTERNTIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - ACQUISITIONS:

Effective January 1, 2001, the Company acquired Anacom Systems Corporation ("Anacom") in exchange for $8,000,000 of the Company's common stock. Upon the close of the transaction, the Company issued 616,542 restricted shares of common stock valued at $4 million. Per the agreement, an additional 308,271 shares with an assigned value of $2 million were issued in May 2001. The remaining shares will be issued in the third quarter of 2001 based on the share price on predetermined dates stated in the agreement. The Company accounted for the acquisition of Anacom using the purchase method of accounting. Since the amount of the purchase price was determinable during the first quarter of 2001, the entire value of common stock to be issued was recorded during that period. Actual share amounts will be recorded as determined.

On March 31, 2000, the Company agreed to acquire Rapid Response, Inc. ("Rapid Response") in exchange for $700,000 in cash and a $2,400,000 subordinated note payable (Note 4). The Company accounted for the acquisition of Rapid Response using the purchase method of accounting.

In connection with the acquisitions of Anacom and Rapid Response, the Company incurred $457,026 of direct acquisition costs and acquired $410,443 of cash. The direct acquisition costs were recorded as additional goodwill and the cash acquired was netted against total cash consideration paid.

In 1999, the Company acquired All Star Telecom, Inc. ("All Star") and accounted for the acquisition using the purchase method of accounting. The purchase agreement included a provision for contingent consideration that is payable if certain financial targets are met over a three-year period. Certain financial targets specified in the purchase agreement were achieved by All Star through March 31, 2001 and the Company therefore issued 490,667 restricted shares of common stock, valued at $2,971,601 to the former owners of All Star. The consideration was recorded as additional goodwill.

In 2000, the Company acquired New York Antenna, Inc. ("NYA") and accounted for the acquisition using the purchase method of accounting. The purchase agreement included a provision that required the Company to issue additional shares of common stock to the former shareholders of NYA if a calculated average market price of International Fibercom, Inc. common stock was less than the average market price calculated for the initial common stock issued upon the acquisition close. This provision resulted in the issuance of 35,694 additional shares of common stock to the former shareholders of NYA. In addition, the purchase agreement included a provision for contingent consideration that is payable if certain financial targets are met over a three-year period. Certain financial targets specified in the purchase agreement were achieved by NYA through June 30, 2001 and the Company therefore issued 49,342 restricted shares of common stock, valued at $204,000 and paid $196,000 cash to the former owners of NYA. The consideration was recorded as additional goodwill.

During 2000, the Company acquired New C.C., Inc. As part of the acquisition agreement, if the market price of our common stock declined between the date of the close and June 30, 2001, we would be obligated to give additional shares to the sellers based on the average market price of our common stock on the NASDAQ National Market for the ten trading days beginning on June 25, 2001. Accordingly, as of July 15, 2001, we are obligated to issue the sellers 1,668,840 shares of our common stock.

                           INTERNTIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY:

The computation of basic and diluted earnings per share is as follows:

                                                                  For the Three Months Ended       For the Six Months Ended
                                                                           June 30,                        June 30,
                                                                 ----------------------------    ----------------------------
                                                                     2001            2000            2001            2000
                                                                 ------------    ------------    ------------    ------------
Numerator for basic and diluted earnings per share:
 Income (loss) from continuing operations                        $   200,769     $ 2,842,339     $ (2,787,708)    $ 6,181,566
 Series D Convertible Preferred Stock deemed dividend                (58,599)             --          (58,599)             --
                                                                 -----------     -----------     ------------     -----------
 Income (loss) from continuing operations
  attributable to common stockholders                                142,170       2,842,339       (2,846,307)      6,181,566
 Income from operations of discontinued Equipment
  Distribution segment                                                    --         590,817          318,136         860,041
 Loss on disposal of Equipment Distribution segment                       --              --      (19,562,661)             --
                                                                 -----------     -----------     ------------     -----------
  Net income (loss) attributable to common stockholders          $   142,170     $ 3,433,156     $(22,090,832)    $ 7,041,607
                                                                 ===========     ===========     ============     ===========
Denominator:
 Denominator for basic earnings per share - weighted-average
  shares outstanding                                              35,824,435      31,855,754       35,270,316      31,225,287
 Effect of dilutive securities:
  Dilutive Convertible Preferred stock                               373,776              --               --              --
  Dilutive options and warrants                                      478,114       2,733,788               --       3,026,262
                                                                 -----------     -----------     ------------     -----------
  Denominator for diluted earnings per share                      36,676,325      34,589,542       35,270,316      34,251,549
                                                                 ===========     ===========     ============     ===========

NOTE 7 - SERIES D CONVERTIBLE PREFERRED STOCK

In June 2001, the Company completed a private placement of 100,000 shares of Series D Convertible Preferred Stock to Crescent International Ltd., ("Crescent") an investment company managed by GreeenLight (Switzerland) SA, for proceeds of $10 million and warrants exercisable to purchase 509,554 shares of common stock at a price of $5.89 per share for a five-year term. The Series D Preferred is convertible into common stock at the lower of $5 per share or the average of the five lowest consecutive closing prices of the common stock for the 22 days preceding the conversion date. If the Series D Convertible Preferred stock had been converted on June 30, 2001, such shares would convert into 3,092,146 shares of common stock at $3.234 per share. Holders of the Series D Convertible Preferred stock maintain the same voting rights as common stockholders based on the number of shares of common stock issuable upon conversion of the Preferred Stock on the record date for the vote, or if no record date, on the date of the vote.

In connection with the issuance of warrants to purchase 509,554 shares of common stock, the Company recorded a deemed dividend totaling $58,599, which represents the estimated fair value of the warrants on the date of issuance as determined using the Black Scholes method.

Crescent is also obligated to purchase up to $10 million of common stock in increments of between $200,000 and $2.5 million at the discretion of the Company during the eighteen-month commitment period ending December 17, 2002. The purchase price of the common stock under this commitment will be equal to the average of the three lowest consecutive closing prices during the 22 days preceding the sale.

NOTE 8 - SEGMENT INFORMATION:

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

                           INTERNTIONAL FIBERCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - SEGMENT INFORMATION (CONTINUED):

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

On April 18, 2001, the Company's Board of Directors approved a plan to dispose of the equipment distribution segment. This segment resells new, deinstalled and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies. See Note 2.

Summary financial information for each operating segment as of and for the three and six month periods ended June 30, 2001 and 2000 is as follows:

                                                        Continuing Operations
                                           ----------------------------------------------
                                              Wired           Wireless        Wireless
                                             Services         Services      Technologies       Total
                                           -------------    -------------   -------------   -------------
For the three months ended June 30, 2001:
  Revenues                                 $  73,896,733     $ 5,391,509     $ 3,185,413     $ 82,473,655
  Gross margin                                12,457,933       1,396,884         989,024       14,843,841
  Depreciation and amortization                3,344,735         157,224          79,578        3,581,537
  Interest expense                             2,397,203          67,495         199,888        2,664,586
  Provision (benefit) for income taxes           432,170         124,531        (422,854)         133,847
  Operating income (loss)                      3,101,530         378,822        (857,248)       2,623,104

  Assets                                     232,603,630      12,099,559      10,669,555      255,372,744
  Capital expenditures, net                      181,381          65,260          55,175          301,816

For the three months ended June 30, 2000:
  Revenues                                 $  65,215,124     $        --     $ 1,196,744     $ 66,411,868
  Gross margin                                18,768,025              --         472,249       19,240,274
  Depreciation and amortization                2,449,091              --          86,540        2,535,631
  Interest expense                             1,791,981              --          64,559        1,856,540
  Provision (benefit) for income taxes         2,423,445              --        (190,179)       2,233,266
  Operating income (loss)                      8,682,988              --        (468,946)       8,214,042

  Assets                                     173,713,476              --       7,694,037      181,407,513
  Capital expenditures, net                    8,573,733              --         114,387        8,688,120

For the six months ended June 30, 2001:
  Revenues                                 $ 141,946,481     $10,780,209     $ 5,671,884     $158,398,574
  Gross margin                                21,118,420       2,505,167       1,963,449       25,587,036
  Depreciation and amortization                6,904,348         314,502         258,106        7,476,956
  Interest expense                             4,673,363         144,795         365,001        5,183,159
  Provision (benefit) for income taxes        (1,093,152)        253,239        (895,453)      (1,735,365)
  Operating income (loss)                        862,524         791,127      (1,945,438)        (291,787)

  Capital expenditures, net                   (4,150,222)        237,958         220,688       (3,691,576)

For the six months ended June 30, 2000:
  Revenues                                 $ 122,102,343     $        --     $ 1,752,747     $123,855,090
  Gross margin                                35,375,037              --         696,483       36,071,520
  Depreciation and amortization                4,551,468              --         167,303        4,718,771
  Interest expense                             3,328,800              --         106,863        3,435,663
  Provision (benefit) for income taxes         4,349,701              --        (342,065)       4,007,636
  Operating income (loss)                     15,552,086              --        (850,998)      14,701,088

  Capital expenditures, net                   11,585,275              --         169,154       11,754,429

For purpose of measuring the results of operations of each segment, the Company allocates corporate overhead and assets to each segment based on a percentage of revenues.

                           INTERNTIONAL FIBERCOM, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

This Report contains certain forward-looking statements and information within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. Such factors, many of which are beyond the control of the Company, include the following: the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to collect amounts receivable; availability of trained personnel and utilization of the Company's capacity to complete work; the Company's ability to complete proposed acquisitions and, upon their completion, to integrate the acquisitions into its organization and manage its growth; competition and competitive pressures on pricing; the Company's success in marketing its wireless products and services; the proceeds obtained upon disposition of the equipment distribution division; the Company's ability to produce its wireless products in volume on a cost effective, timely basis with appropriate quality controls; and economic conditions in the United States and in the regions served by the Company.

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

On April 18, 2001, our Board of Directors approved a formal plan to dispose of our equipment distribution division. The equipment distribution division resells new, de-installed and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies. We are evaluating opportunities to sell the equipment distribution division and expect to complete the disposal over the next 9 months. As a result of the decision to dispose of the equipment distribution division, we have recorded a one-time charge of $19.6 million to write-off goodwill associated with the division and to adjust the assets of the division to their liquidation value assuming the Company is unsuccessful in selling the division during the disposal period. The one-time charge was recorded as of March 31, 2001 and the operating results of the equipment distribution division have been reclassified below income from continuing operations during the disposition period.

The provision for loss on discontinued operations has been included based on management's best estimates of the amounts expected to be realized on the disposal of its equipment distribution division. The amounts the Company will ultimately realize could differ from the amounts assumed in arriving at the loss anticipated on disposal of the discontinued operations.

                           INTERNTIONAL FIBERCOM, INC.


The Company derives a substantial portion of its revenue through contracts accounted for under the percentage of completion method whereby revenue is recognized based on the ratio of contract costs incurred to total estimated contract costs. As a result, gross margins can increase or decrease based upon changes in estimates during individual contracts.

In June 2001, the Company entered into an Amended and Restated Credit Agreement (the "Agreement") with a syndication of commercial banks. Under the terms of the Agreement, the Company may borrow up to $100,000,000 (including $10,000,000 in stand-by letters of credit, of which $0 were issued as of June 30, 2001). Borrowings bear interest at either LIBOR plus 300 to 375 basis points or the prime rate plus 150 to 225 basis points, determined based on certain financial covenants, at the discretion of the Company. The Company has an option, subject to certain conditions and lender consent, to increase the maximum borrowings to $150,000,000. As of June 30, 2001, total line of credit borrowings were $88,500,000. The Agreement requires monthly payments of interest and it matures in March 2003. Borrowings are secured by substantially all of the Company's assets and the Company is required to pay an annual commitment fee equal to 0.375% to 0.5% of the unused portion of the line of credit, determined based on certain financial covenants. The Agreement places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. The Agreement also requires that specified financial ratios and balances be maintained. As of June 30, 2001, the Company was in compliance with such requirements.

In June 2001, the Company completed a private placement of 100,000 shares of Series D Convertible Preferred Stock to Crescent International Ltd., ("Crescent") an investment company managed by GreeenLight (Switzerland) SA, for proceeds of $10 million and warrants exercisable to purchase 509,554 shares of common stock at a price of $5.89 per share for a five-year term. The Series D Preferred is convertible into common stock at the lower of $5 per share or the average of the five lowest consecutive closing prices of the common stock for the 22 days preceding the conversion date. If the Series D Convertible Preferred stock had been converted on June 30, 2001, such shares would convert into 3,092,146 shares of common stock at $3.234 per share. Holders of the Series D Convertible Preferred stock maintain the same voting rights as common stockholders based on the number of shares of common stock issuable upon conversion of the Preferred Stock on the record date for the vote, or if no record date, on the date of the vote.

In connection with the issuance of warrants to purchase 509,554 shares of common stock, the Company recorded a deemed dividend totaling $58,599, which represents the estimated fair value of the warrants on the date of issuance as determined using the Black Scholes method.

Crescent is also obligated to purchase up to $10 million of common stock in increments of between $200,000 and $2.5 million at the discretion of the Company during the eighteen-month commitment period ending December 17, 2002. The purchase price of the common stock under this commitment will be equal to the average of the three lowest consecutive closing prices during the 22 days preceding the sale.

                           INTERNTIONAL FIBERCOM, INC.

                              RESULTS OF OPERATIONS

The following table sets forth our consolidated statement of operations in dollars and as a percentage of revenues for the periods indicated.

                                          For the Three Months Ended                      For the Six Months Ended
                                                   June 30,                                        June 30,
                                  -------------------------------------------    --------------------------------------------
                                         2001                    2000                    2001                    2000
                                  -------------------     -------------------    --------------------    --------------------
Revenues                          $82,473,655   100.0%    $66,411,868   100.0%   $158,398,574   100.0%   $123,855,090   100.0%
Cost of revenues                   67,629,814    82.0%     47,171,594    71.0%    132,811,538    83.8%     87,783,570    70.9%
                                  -----------   -----     -----------   -----    ------------   -----    ------------   -----

Gross margin                       14,843,841    18.0%     19,240,274    29.0%     25,587,036    16.2%     36,071,520    29.1%
General and administrative         12,220,737    14.8%     11,026,232    16.6%     25,878,823    16.3%     21,370,432    17.3%
                                  -----------   -----     -----------   -----    ------------   -----    ------------   -----

Income (loss) from operations       2,623,104     3.2%      8,214,042    12.4%       (291,787)   -0.2%     14,701,088    11.9%

Interest and other expense, net    (2,288,488)   -2.8%     (1,758,151)   -2.6%     (4,231,286)   -2.7%     (3,131,600)   -2.5%
Non-recurring acquisition costs            --     0.0%     (1,380,286)   -2.1%             --     0.0%     (1,380,286)   -1.1%
                                  -----------   -----     -----------   -----    ------------   -----    ------------   -----
                                   (2,288,488)             (3,138,437)             (4,231,286)             (4,511,886)
Income (loss) from continuing
  operations before income taxes      334,616     0.4%      5,075,605     7.6%     (4,523,073)   -2.9%     10,189,202     8.2%
Benefit (provision) for income
 taxes                               (133,847)   -0.2%     (2,233,266)   -3.4%      1,735,365     1.1%     (4,007,636)   -3.2%
                                  -----------   -----     -----------   -----    ------------   -----    ------------   -----

Income (loss) from continuing         200,769     0.2%      2,842,339     4.3%     (2,787,708)   -1.8%      6,181,566     5.0%
  operations

Discontinued operations:
  Income from operations of
   discontinued Equipment
   Distribution segment                    --     0.0%        590,817     0.9%        318,136     0.2%        860,041     0.7%
  Loss on disposal of Equipment
   Distribution segment                    --     0.0%             --     0.0%    (19,562,661)  -12.4%             --     0.0%
                                  -----------   -----     -----------   -----    ------------   -----    ------------   -----

Net income (loss)                     200,769     0.2%      3,433,156     5.2%    (22,032,233)  -13.9%      7,041,607     5.7%
                                  -----------   -----     -----------   -----    ------------   -----    ------------   -----
Series D Convertible Preferred
  Stock Deemed dividend               (58,599)   -0.1%             --     0.0%        (58,599)    0.0%             --       0%
                                  -----------   -----     -----------   -----    ------------   -----    ------------   -----
Net income (loss) attributable
  to common stockholders          $   142,170     0.2%    $ 3,433,156     5.2%   $(22,090,832)  -13.9%   $  7,041,607     5.7%
                                  ===========   =====     ===========   =====    ============   =====    ============   =====

REVENUES. Revenues for the three months ended June 30, 2001 increased $16.1 million, or 24.2%, to $82.5 million from $66.4 million for the same period in 2000. This increase was comprised of revenue growth of $8.7 million in the wired services segment, $5.4 million in the wireless services segment, which was formed in the third quarter of 2000, and $2.0 million in the wireless technologies segment.

Revenues for the six months ended June 30, 2001 increased $34.5 million, or 27.9%, to $158.4 million from $123.9 million for the same period in 2000. This increase was comprised of revenue growth of $19.8 million in the wired services segment, $10.8 million in the wireless services segment and $3.9 million in the wireless technologies segment.

The revenue increase for the wired services segment for the three months ended June 30, 2001, compared to the same period in 2000, consisted of revenues generated from internal increases in contract activity resulting from increased backlog of infrastructure development projects. The revenue increase for the wired services segment for the six months ended June 30, 2001, compared to the same period in 2000, consisted of $4.1 million of revenues generated from subsidiaries acquired subsequent to June 30, 2000 and $15.7 million of revenues generated from internal increases in contract activity resulting from increased backlog of infrastructure development projects.

The increase in revenues for the wireless services segment is related to two companies that were acquired subsequent to June 30, 2000 and comprise our wireless services segment.

The revenue increases for the wireless technologies segment for the three and six months ended June 30, 2001, compared to the same periods in 2000, consisted of revenues totaling $677,000 and $1.4 million, respectively, generated from subsidiaries acquired subsequent to June 30, 2000, and revenues totaling $1.3 million and $2.5 million, respectively, generated from internal growth resulting from the continued deployment of our proprietary wireless connectivity solutions.

                           INTERNTIONAL FIBERCOM, INC.

GROSS MARGIN. Gross margin for the three and six months ended June 30, 2001 decreased $4.4 million and $10.5 million, respectively, compared to the same periods in 2000. These decreases were comprised of gross margin declines of $6.3 million and $14.3 million, respectively, in the wired services segment, offset by gross margin increases of $1.4 million and $2.5 million, respectively, in the wireless services segment and $517,000 and $1.3 million, respectively, in the wireless technologies segment.

Gross margins as a percentage of revenues decreased to 18.0% and 16.2% for the three and six months ended June 30, 2001, respectively, from 29.0% and 29.1% for the same periods in 2000. Gross margins as a percentage of revenues for the wired services segment decreased to 16.9% and 14.9% for the three and six months ended June 30, 2001, respectively, from 28.8% and 29.0% for the same periods in 2000. Gross margins as a percentage of revenues for the wireless service segment were 25.9% and 23.2% for the three and six months ended June 30, 2001, respectively. Gross margins as a percentage of revenues for the wireless technologies segment decreased to 31.1% and 34.6% for the three and six months ended June 30, 2001, respectively, from 39.4% and 39.7% for the same periods in 2000.

Gross margin decreased for the wired services segment, both in total and as a percentage of revenues, due to continued operational difficulties encountered in California during the first quarter of 2001, costs incurred to maintain excess personnel, equipment and facilities in certain markets where we have experienced a slow down in the demand for our services, and general pricing pressures related to outside plant services. For the three months ended June 30, 2001, the gross margin decline was due to internal operations. For the six months ended June 30, 2001, the gross margin decline was partially offset by $716,000 of gross margin contributed to the wired services segment from subsidiaries acquired subsequent to June 30, 2000.

The increase in gross margin from the wireless services segment was the result of this segment commencing operation subsequent to June 30, 2000.

The wireless technologies gross margin increase during the three months ended June 30, 2001 compared to the same prior year period consisted of $353,000 generated from one company acquired subsequent to June 30, 2000 and $164,000 from internal growth. For the six months ended June 30, 2001, $785,000 of the gross margin increase resulted from one company acquired subsequent to June 30, 2000 and $482,000 from internal growth.

Gross margin as a percentage of revenues for the wireless technologies segment decreased due to an increased volume of service work, which generally has a lower gross margin percentage than product sales, and the concentration of more of our efforts on the research and development of new technologies as opposed to current operations.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three and six months ended June 30, 2001 increased $1.2 million and $4.5 million, or 10.8% and 21.1%, to $12.2 million and $25.9 million, respectively, compared to the same periods in 2000. The increases were primarily due to incremental costs associated with acquisitions made during the past 12 months, as well as internal growth of existing operations and increased spending on the research and development of new technologies in our wireless technologies segment. General and administrative expenses, as a percentage of revenues, for the three and six months ended June 30, 2001 were 14.8% and 16.3%, compared to 16.6% and 17.3%, respectively, for the same periods in the prior year. These decreases as a percentage of revenues were due to continued revenue growth and our efforts to become more efficient with our existing overhead resources.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE). Interest expense and other income (expense) for the three and six months ended June 30, 2001 increased $530,000 and $1.1 million, or 30.0% and 35.1%, to $2.3 million and $4.2 million, respectively, compared to the same periods in 2000. These increases are primarily due to interest expense on our credit facilities. Borrowing activity has increased significantly during the past 12 months due to the acquisition of several subsidiaries through purchase agreements consisting of all cash or cash and common stock terms as well as the increase in working capital to support growth in the wired services and wireless technologies segments.

NON-RECURRING ACQUISITION-RELATED EXPENSES. Non-recurring acquisition-related expenses totaled $1.4 million for the three and six months ended June 30, 2000 and consisted of expenses incurred to consummate the acquisition of Premier Cable Communications, Inc., which was accounted for as a pooling-of-interests.

                           INTERNTIONAL FIBERCOM, INC.

BENEFIT (PROVISION) FOR INCOME TAXES. Income taxes for the three and six months ended June 30, 2001 decreased $2.1 million and $5.7 million, or 94.0% and 143.3%, to a provision of $134,000 and a benefit of $1.7 million, respectively, compared to the same periods in 2000. The provision for income taxes decreased due to lower current quarter taxable earnings, offset by a higher effective tax rate for the first and second quarters of 2001 due primarily to changes in the apportionment of earnings among different states in which we operate.

INCOME (LOSS) FROM CONTINUING OPERATIONS. Income (loss) from continuing operations for the three and six months ended June 30, 2001 decreased $2.6 million and $9.0 million, or 92.9% and 145.1%, respectively, compared to the same periods in 2000. These decreases are primarily due to lower gross margins, increases in general and administrative, interest and other expenses, which were partially offset by decreases in non-recurring acquisition related expenses.

INCOME FROM DISCONTINUED OPERATIONS. In conjunction with the our decision to dispose of the equipment distribution group in the first quarter of 2001, the estimated income (loss) from such discontinued operations from April 1, 2001 through the end of the disposal period were recorded as part of the loss on disposal. Income from discontinued operations for the six months ended June 30, 2001 decreased $542,000, or 63.0% from the same period in 2000. Since the decision to dispose of the equipment distribution segment was effective on March 31, 2001, all subsequent income (loss) was reserved for in conjunction with the determination of the loss the on disposal. Net income (loss) occurring during the disposal period is taken against the reserve and has no income statement effect.

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS. The loss on disposal of discontinued operations was recorded in the first quarter of 2001 to account for the net of tax difference between the book value of the net assets of the discontinued equipment distribution segment and their estimated liquidation value.

NET INCOME (LOSS). Net income for the three months ended June 30, 2001 decreased $3.2 million, or 94.2%, to $201,000 from $3.4 million for the same period in 2000. The decrease is primarily due to lower gross margins, increases in general and administrative and other expenses, which were partially offset by decreases in non-recurring acquisition related expenses and the provision for income taxes.

Net income (loss) for the six months ended June 30, 2001 decreased $29.0 million, or 412.9%, to a net loss of $22.0 million from net income of $7.0 million for the same period in 2000. The decrease is primarily related to the non-recurring charge to record the estimated loss on disposal of discontinued operations. The Company additionally incurred lower gross margins, increases in general and administrative and other expenses, which were offset by decreases in non-recurring acquisition related expenses and the provision for income taxes.

SERIES D CONVERTIBLE PREFERRED DEEMED DIVIDEND. During the second quarter of 2001, the Company recorded a one-time deemed dividend equal to the fair value of warrants to purchase 509,554 shares of our common stock granted in connection with the issuance of 100,000 shares of Series D Convertible Preferred stock in June 2001.

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

For the first six months of 2001, net cash used in operations totaled $9.4 million as compared to cash provided by operations of $2.4 million for the same period in the prior year. Cash generated from operations during the period totaled $26.1 million and consisted primarily of depreciation and amortization, a decrease in prepaid expenses and certain receivables, and increases in accrued expenses. Cash used in operations during the period totaled $35.5 million and consisted primarily of the net loss, prior to the estimated loss on disposal of discontinued operations, and increases in accounts receivable, inventory, income tax receivable, costs in excess of billings and a decrease in accounts payable.

                           INTERNTIONAL FIBERCOM, INC.

Cash provided by investing activities during the six months ended June 30, of 2001 totaled $2.5 million compared to cash used in investing activities of $20.1 million for the same period in the prior year. Cash generated during the period was due to the disposal of equipment totaling approximately $9.5 million, including the conversion of capital leases to operating leases, and cash provided by equipment sales of $490,000, partially offset by $6.0 million of equipment acquisitions and cash used in business acquisitions totaling $1.5 million. During the six months ended June 30, 2001, financing activities generated approximately $2.8 million, compared to $26.3 million for the same period in the prior year. Financing activities during the period consisted primarily of $8.4 million of proceeds received from the issuance of Series D Convertible Preferred Stock, net of costs, net borrowings under our credit facilities totaling $5.3 million, borrowings under notes payable and capital lease obligations related to purchases of equipment totaling $1.0 million, proceeds from stock option exercises and stock purchased under the Employee Stock Purchase Plan totaling $1.5 million, partially offset by scheduled principal payments on long-term debt and lease obligations totaling $4.6 million, principal payments totaling approximately $7.5 million related to the restructuring of capital leases to operating leases, and debt issuance costs of $1.3 million.

As of June 30, 2001, we had a cash balance of $6.1 million and additional working capital of $107 million. Additionally, at June 30, 2001 we had a revolving line of credit with a syndication of commercial banks totaling $100 million (with a provision, under certain conditions including consent of the lenders, to raise the total borrowings available to $150 million), with an available balance of approximately $11.5 million, and a $25 million lease line of credit with an available balance of approximately $15.3 million. Aggregate proceeds from current working capital, funds generated through operations and current availability under existing credit facilities are considered sufficient to fund our operations for the next 12 to 18 months. In order to augment our capital structure to support anticipated growth from increased demand for our products and services, we have obtained a binding commitment from Crescent to purchase up to $10 million of common stock from time to time at our discretion, subject to certain limitations. We can offer no assurance that we will be able to obtain such additional capital or that it will be available on terms or conditions acceptable to us. Our revolving credit agreement places certain business, financial and operating restrictions on the Company relating to, among other things, the incurrence of additional indebtedness, acquisitions, asset sales, mergers, dividends, distributions and repurchases and redemption of capital stock. Our revolving credit agreement also requires that specified financial ratios and balances be maintained. As of June 30, 2001, we were in compliance with banking requirements.

INFLATION AND SEASONALITY.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $69,602,178. Amortization expense related to goodwill during the six-month period ended June 30, 2001 was approximately $2,200,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved as a party to any legal proceeding other than various claims and lawsuits arising in the ordinary course of its business, none of which, in our opinion, is material, either on an individual or a collective basis.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

During the second quarter of 2001, we issued 308,271 shares of common stock to the former shareholders of Anacom Systems Corporation ("Anacom") at a price of $6.4878 per share, the average market price of our common stock on the NASDAQ National Market for the ten trading days beginning five days prior to close, and ending four days following close in connection with the acquisition of Anacom. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D promulgated under the Act.

                           INTERNTIONAL FIBERCOM, INC.

During the second quarter of 2001, we issued 49,342 shares of common stock to the former shareholders of New York Antenna, Inc. at a price of $4.134 per share, the average market price of our common stock on the NASDAQ National
Market for the ten trading days immediately preceding March 31, 2001, in connection with contingent consideration payable to the former shareholders of New York Antenna based upon New York Antenna meeting certain financial targets, as specified in its purchase agreement. New York Antenna was acquired by the Company in April 2000. Such shares were issued pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act.

During the second quarter of 2001, we issued 100,000 shares of Series D Convertible Preferred Stock at a purchase price of $100 per share to Crescent International Ltd., ("Crescent"), an investment company managed by GreeenLight (Switzerland) SA, and warrants exercisable to purchase 509,554 shares of common stock at a price of $5.89 per share for a five-year term. The Series D Preferred is convertible into common stock at the lower of $5 per share or the average of the five lowest consecutive closing prices of the common stock for the 22 days preceding the conversion date. If the Series D Convertible Preferred stock had been converted on June 30, 2001, such shares would convert into 3,092,146 shares of common stock at $3.234 per share. Such shares were issued pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act.

The above noted shares were registered pursuant to the Securities Exchange Act of 1933 in a registration statement on Form S-3 that was declared effective on July 25, 2001.

On August 7, 2001, we received a conversion notice from Crescent requesting the conversion of 10,000 shares of Series D Preferred Stock into common stock. Per the agreement, the Preferred Stock is convertible into 398,723 shares of common stock based on a conversion price of $2.51. The conversion price is equal to the average of the five lowest consecutive closing prices of our common stock for the 22 days preceding the conversion date.

During 2000, the Company acquired New C.C., Inc. As part of the acquisition agreement, if the market price of our common stock declined between the date of the close and June 30, 2001, we would be obligated to give additional shares to the sellers based on the average market price of our common stock on the NASDAQ National Market for the ten trading days beginning on June 25, 2001. Accordingly, as of July 15, 2001, we are obligated to issue the sellers 1,668,840 shares of our common stock.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not have foreign currency exchange rate and commodity price market risk.

Interest Rate Risk - From time to time the Company temporarily invests its excess cash and retainage in interest-bearing securities issued by high-quality issuers. Company policies limit the amount of investment in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at June 30, 2001. Assuming a 100 basis point increase in the interest rate at June 30, 2001 and December 31, 2000, respectively, the potential increase in the fair value of the Company's debt obligations would have been approximately $850,000 at June 30, 2001 and $500,000 at December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our 2001 Annual Meeting of Shareholders on August 3, 2001. At the Annual Meeting, the following seven individuals were elected as directors to serve until the 2002 Annual Meeting of Shareholders:

     Joseph P. Kealy
     C. James Jensen
     John F. Kealy
     John P. Morbeck
     Richard J. Seminoff
     John P. Stephens
     Jerry A. Kleven

     The shareholders also approved the adoption of the 2000 Directors Stock Option Plan and ratified the appointment of BDO Seidman, LLP as our independent accountants to examine our financial statements for the fiscal year ending December 31, 2001. The vote on these matters was as follows:

                                              Votes Against
                                Votes for      or Withheld      Abstentions
                                ---------      -----------      -----------
     Adoption of Directors
     Stock Option Plan          34,605,541      4,551,623         133,201

     Ratification of
     BDO Seidman, LLP           38,290,055        924,694          75,616

                           INTERNTIONAL FIBERCOM, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

     Exhibit
     Number                Description                                 Reference
     ------                -----------                                 ---------
     3.1         Restated Articles of Incorporation of Registrant,
                 dated October 21, 1981                                    (1)

     3.2         Amendment to Articles of Incorporation of Registrant,
                 dated April 18, 1986                                      (1)

     3.3         Amendment to Articles of Incorporation of Registrant,
                 dated May 20, 1987                                        (1)

     3.4         Amendment to Articles of Incorporation of Registrant,
                 dated  February 4, 1988                                   (1)

     3.5         Amendment to Articles of Incorporation of Registrant,
                 dated August 15, 1991                                     (1)

     3.6         Amendment to Articles of Incorporation of Registrant,
                 dated June 3, 1994                                        (1)

     3.7         Amended, Revised, and Restated Bylaws of Registrant,      (1)

     4.1         Form of Common Stock Certificate                          (1)

     4.2         Statement Pursuant to Section 10-602 to the Articles of   (3)
                 Incorporation of Registrant dated June 15, 2001

     10.1        1997 Stock Option Plan, as amended                        (1)

     10.2        1997 Restricted Stock Plan                                (1)

     10.3        1994 Incentive Stock Option Plan                          (1)

     10.4        1994 Restricted Stock Plan                                (1)

     10.5        2000 Directors Option Plan                                (2)

     10.6        Amended and Restated Credit Agreement                     (3)
                 dated as of June 14, 2001

     10.7        Stock Purchase Agreement by and between Crescent          (3)
                 International Ltd. and International FiberCom, Inc.
                 Dated as of June 18, 2001

     10.8        Registration Rights Agreement dated June 18, 2001         (3)
                 between International FiberCom, Inc. and Crescent International Ltd.

     10.9        Incentive Warrant dated June 20, 2001 issued to           (3)
                 Crescent International Ltd.

     21.1        List of Subsidiaries of the Registrant                    (1)

----------
(1) Filed with Annual Report on Form 10-K for the year ended December 31, 2000 dated April 2, 2001.
(2)  Filed with 2001 Notice and Proxy Statement, dated July 9, 2001.
(3)  Filed with Current Report on Form 8-K on June 27, 2001.

     (b)  CURRENT REPORTS ON FORM 8-K

       Current Report on Form 8-K filed on June 27, 2001

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERNATIONAL FIBERCOM, INC.


DATED: August 14, 2001                  By /s/ Gregory B. Hill
                                           -------------------------------------
                                           Gregory B. Hill,
                                           Chief Financial Officer