Form 10-Q
period 2001-09-30
INTERNATIONAL FIBERCOM INC
filed 2001-11-19
CIK 924632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Common  Stock  without  par  value  39,053,194   shares  issued  and  38,847,505
outstanding at November 14, 2001.

                                      INDEX

                  INTERNATIONAL FIBERCOM, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets - September 30, 2001 (unaudited)
        and December 31, 2000                                                  2

        Consolidated statements of operations (unaudited)
        - Three months ended September 30, 2001 and 2000; Nine
        months ended September 30, 2001 and 2000                               3

        Consolidated statements of comprehensive income (loss)(unaudited)
        - Three months ended September 30, 2001 and 2000; Nine months
        ended September 30, 2001 and 2000                                      4

        Consolidated statement of changes in stockholders' equity
        - Nine months ended September 30, 2001 (unaudited)                     5

        Condensed consolidated statements of cash flows (unaudited)
        - Nine months ended September 30, 2001 and 2000                        6

        Notes to consolidated financial statements (unaudited)
        - September 30, 2001                                                   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Changes in Securities and Use of Proceeds                             22

Item 3. Qualitative and Quantitative Disclosures About Market Risk            22

Item 4. Submission of Matters to a Vote of Security Holders                   22

Item 6. Exhibits and Reports on Form 8-K                                      23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          INTERNATIONAL FIBERCOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,    December 31,
                                                                        2001             2000
                                                                    -------------    -------------
                                      Assets                         (unaudited)
Current assets:
   Cash and cash equivalents                                        $   2,952,967    $  10,332,908
   Accounts receivable - trade, net                                    71,485,787       64,518,202
   Costs and estimated earnings in excess of billings, net             22,867,388       47,188,666
   Inventory, net                                                       3,756,031       20,414,467
   Income taxes receivable                                              5,900,000        1,184,391
   Deferred tax asset                                                          --        1,392,890
   Other current assets                                                 3,686,849        5,554,598
                                                                    -------------    -------------
      Total current assets                                            110,649,022      150,586,122

Property and equipment, net                                            37,206,773       51,326,343
Goodwill, net                                                          27,660,557       67,521,734
Other assets, net                                                       2,448,484        3,135,530
                                                                    -------------    -------------

Total assets                                                        $ 177,964,836    $ 272,569,729
                                                                    =============    =============

                      Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of notes payable                                 $   4,494,637    $   1,276,106
   Current portion of capital lease obligations                        10,285,429        4,866,170
   Notes payable to related parties                                            --           86,618
   Line of credit                                                      99,500,000               --
   Accounts payable                                                    41,220,222       28,269,905
   Accrued expenses                                                    13,458,203        7,560,718
                                                                    -------------    -------------
      Total current liabilities                                       168,958,491       42,059,517

Notes payable                                                                  --        2,178,011
Capital lease obligations                                                      --       16,703,500
Line of credit                                                                 --       83,237,986
Deferred tax liability                                                         --        2,653,108
                                                                    -------------    -------------
      Total liabilities                                               168,958,491      146,832,122
                                                                    -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Series D Convertible Preferred Stock, 1,000,000 shares               7,512,862               --
      authorized; 100,000 shares issued and 90,000 outstanding at
      September 30,2001.  No shares were issued as of December
      31, 2000
   Common stock, no par value, 100,000,000 shares authorized;         112,669,576       93,333,067
      39,053,194 shares issued and 38,847,505 shares outstanding at September 30, 2001; 34,391,128 shares issued and
      34,185,439 shares outstanding at December 31, 2000
   Additional paid-in capital                                          10,239,643       10,127,279
   Foreign currency translation adjustment                                (31,297)          (9,842)
   Retained earnings (accumulated deficit)                           (120,554,352)      23,117,190
                                                                    -------------    -------------
                                                                        9,836,432      126,567,694
   Less: treasury stock, 205,689 shares, at cost                         (830,087)        (830,087)
                                                                    -------------    -------------
   Total stockholders' equity                                           9,006,345      125,737,607
                                                                    -------------    -------------

   Total liabilities and stockholders' equity                       $ 177,964,836    $ 272,569,729
                                                                    =============    =============

          See accompanying notes to consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Three Months Ended        For the Nine Months Ended
                                                                   September 30,                     September 30,
                                                           ------------------------------    ------------------------------
                                                               2001             2000             2001             2000
                                                           -------------    -------------    -------------    -------------
                                                                     (unaudited)                       (unaudited)
Revenues                                                   $  68,271,447    $  76,587,699    $ 226,670,021    $ 200,442,789
Cost of revenues                                              65,779,548       58,462,032      198,591,086      146,245,602
Non-recurring contract impairment charges                     31,281,636               --       31,281,636               --
                                                           -------------    -------------    -------------    -------------

Gross margin                                                 (28,789,737)      18,125,667       (3,202,701)      54,197,187
Impairment and other non-recurring charges                    56,544,988               --       56,544,988               --
General and administrative                                    12,845,773       12,246,999       38,724,596       33,617,431
                                                           -------------    -------------    -------------    -------------

Income (loss) from operations                                (98,180,498)       5,878,668      (98,472,285)      20,579,756
Other income (expense):
  Interest income                                                528,839          177,757        1,230,034          557,407
  Interest expense                                            (2,942,665)      (2,157,616)      (8,125,824)      (5,593,279)
  Other                                                           (1,863)          (7,065)         248,815          (82,652)
  Non-recurring acquisition costs                                     --               --               --       (1,380,286)
                                                           -------------    -------------    -------------    -------------

Income (loss) from continuing
  operations before income taxes                            (100,596,187)       3,891,744     (105,119,260)      14,080,946
Benefit (provision) for income taxes                             877,666       (1,304,484)       2,613,031       (5,312,120)
                                                           -------------    -------------    -------------    -------------

Income (loss) from continuing operations,                    (99,718,521)       2,587,260     (102,506,229)       8,768,826

Discontinued operations:
  Income from operations of discontinued
   Equipment Distribution segment (less
   applicable income taxes of $603,038 for
   the three months ended  September 30, 2000,
   and $199,158 and $1,256,136 for the nine
   months ended September 30, 2001 and
   2000, respectively)                                                --          582,024          318,136        1,442,065
  Loss on disposal of Equipment Distribution
   segment, including provision of $250,000 for
   operating losses during phase-out period
   (net of applicable income taxes
   of $12,246,544)                                           (21,862,189)              --      (41,424,850)              --
                                                           -------------    -------------    -------------    -------------

Net income (loss)                                           (121,580,710)       3,169,284     (143,612,943)      10,210,891
                                                           -------------    -------------    -------------    -------------

Series D Convertible Preferred Stock
  deemed dividend                                                     --               --          (58,599)              --
                                                           -------------    -------------    -------------    -------------

Net income (loss) attributable to
  common stockholders                                      $(121,580,710)   $   3,169,284    $(143,671,542)   $  10,210,891
                                                           =============    =============    =============    =============
Earnings (loss) per share:
  Income  (loss) from continuing operations
   attributable to common stockholders:
   Basic                                                   $       (2.61)   $        0.08    $       (2.82)   $        0.28
   Diluted                                                 $       (2.61)   $        0.07    $       (2.82)   $        0.25


  Discontinued operations:
   Basic                                                   $          --    $        0.02    $        0.01    $        0.05
   Diluted                                                 $          --    $        0.02    $        0.01    $        0.04

  Loss on disposal of discontinued operations:
   Basic                                                   $       (0.57)   $          --    $       (1.14)   $          --
   Diluted                                                 $       (0.57)   $          --    $       (1.14)   $          --

  Net income (loss) attributable to common stockholders:
   Basic                                                   $       (3.18)   $        0.10    $       (3.94)   $        0.32
   Diluted                                                 $       (3.18)   $        0.09    $       (3.94)   $        0.29

Shares used in computing earnings (loss) per share:
  Basic                                                       38,234,271       32,955,548       36,431,143       31,789,906
  Diluted                                                     38,234,271       36,026,127       36,431,143       34,822,425

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                               For the Three Months Ended        For the Nine Months Ended
                                                      September 30,                     September 30,
                                             ------------------------------    ------------------------------
                                                  2001             2000             2001             2000
                                             -------------    -------------    -------------    -------------
                                                       (unaudited)                       (unaudited)
Net income (loss)                            $(121,580,710)   $   3,169,284    $(143,612,943)   $  10,210,891
Other comprehensive income (loss),
 net of tax:
  Foreign currency translation adjustments          95,684          (27,217)         (21,455)         (47,911)
                                             -------------    -------------    -------------    -------------
Comprehensive income (loss)                  $(121,580,710)   $   3,169,284    $(143,612,943)   $  10,210,891
                                             =============    =============    =============    =============

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                 Preferred
                                                   Stock                Common Stock           Additional
                                                ------------    ---------------------------      Paid-in
                                                  Series D         Shares         Amount         Capital
                                                ------------    ------------   ------------   ------------
Balance at January 1, 2001                                --      34,391,128   $ 93,333,067   $ 10,127,279
Issuance of 100,000 shares of Series D
 Convertible Preferred Stock, net of costs      $  8,347,624                                        53,765
Exercise of common stock
 options and warrants                                                 26,200        105,468
Common stock issued under ESPP                                       758,758      2,320,678
Common stock issued in connection
 with acquisitions                                                 3,478,383     16,075,601
Conversion of 10,000 Series D Preferred Stock       (834,762)        398,725        834,762
Series D Convertible Preferred Stock
 deemed dividend                                                                                    58,599
Change in foreign currency translation
Net loss
                                                ------------    ------------   ------------   ------------
Balance at September 30, 2001 (unaudited)       $  7,512,862      39,053,194   $112,669,576   $ 10,239,643
                                                ============    ============   ============   ============

                                                                 Retained
                                                Foreign         Earnings
                                               Currency       (Acummulated       Treasury
                                              Translation        Deficit)          Stock            Totals
                                             -------------    -------------    -------------    -------------
Balance at January 1, 2001                   $      (9,842)   $  23,117,190    $    (830,087)   $ 125,737,607
Issuance of 100,000 shares of Series D
 Convertible Preferred Stock, net of costs                                                          8,401,389
Exercise of common stock
 options and warrants                                                                                 105,468
Common stock issued under ESPP                                                                      2,320,678
Common stock issued in connection
 with acquisitions                                                                                 16,075,601
Series D Convertible Preferred Stock
 deemed dividend                                                    (58,599)                               --
Change in foreign currency translation             (21,455)                                           (21,455)
Net loss                                                       (143,612,943)                     (143,612,943)
                                             -------------    -------------    -------------    -------------
Balance at September 30, 2001 (unaudited)    $     (31,297)   $(120,554,352)   $    (830,087)   $   9,006,345
                                             =============    =============    =============    =============

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Nine Months Ended
                                                                       September 30,
                                                              ------------------------------
                                                                   2001             2000
                                                              -------------    -------------
                                                                        (unaudited)
Cash flows from operating activities:
  Net (loss) income                                           $(143,671,542)   $  10,210,891
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
    Provision for loss on disposal of equipment
     distribution division                                       41,424,850               --
    Depreciation                                                  8,261,887        6,123,106
    Amortization                                                  2,619,017        2,534,195
    Other changes in operating assets and
     liabilities net of business combinations                    69,749,590      (21,562,217)
                                                              -------------    -------------
     Net cash (used in) provided by  operating activities       (21,616,198)      (2,694,025)
                                                              -------------    -------------
Cash flows from investing activities:
  Dispostition (acquisition) of property and equipment, net       2,367,391      (20,985,370)
  Payments for acquisitions, net of cash acquired                (1,241,380)      (8,543,205)
                                                              -------------    -------------
    Net cash provided by (used in) investing activities           1,126,011      (29,528,575)
                                                              -------------    -------------

Cash flows from financing activities:
  Net change in line of credit borrowings                        16,262,014       30,600,000
  Proceeds from notes payable and lease obligations               1,171,527       10,365,825
  Repayment of notes payable and lease obligations              (13,807,845)      (9,440,538)
  Repayment of notes payable to related parties                     (86,054)        (731,522)
  Debt issuance costs                                            (1,256,931)        (785,257)
  Proceeds from issuance of Series D Convertible
   Preferred Stock                                               10,000,000               --
  Offering costs from issuance of Series D Convertible
   Preferred Stock                                               (1,598,611)              --
  Proceeds from issuance of common stock uder ESPP                2,320,678        1,576,975
  Proceeds from warrant and stock option exercises                  105,468       11,340,758
                                                              -------------    -------------
   Net cash provided by financing activities                     13,110,246       42,926,241
                                                              -------------    -------------
  Change in foreign currency translation

Net change in cash and cash equivalents                          (7,379,941)      10,703,641
Cash and cash equivalents, beginning of period                   10,332,908        3,358,341
                                                              -------------    -------------

Cash and cash equivalents, end of period                      $   2,952,967    $  14,061,982
                                                              =============    =============

Supplemental disclosure of non cash transactions:
  Fair value of assets acquired                               $  14,586,222    $  29,057,055
  Cash paid for acqusitions (including acquisition
   costs, net of cash acquired)                                    (942,583)      (9,315,339)
                                                              -------------    -------------
  Liabilities assumed and notes and stock
   issued to sellers                                             13,643,639       19,741,716
                                                              =============    =============

  Non-cash Series D Preferred Stock offering costs                  (53,765)              --
  Increase in additional paid in capital resulting
   from recognizing tax benefits from stock option
   and warrant exercises                                                 --       10,150,000

Supplemental disclosures:
  Cash paid for income taxes                                        957,744          241,551
  Cash paid for interest                                          8,246,860        5,949,815

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

On April 18, 2001, the Company's Board of Directors approved a plan to dispose of the equipment distribution segment. This segment resells new, deinstalled and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies. See Note 3.

BASIS OF PRESENTATION:

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring accruals and one-time charges described in the notes to the financial statements, necessary to present fairly the financial position as of September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION:

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  subsidiaries.   All  significant  inter-company  amounts  and
transactions have been eliminated.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to significant concentrations of credit risks consist primarily of accounts receivable. The Company's revenues are derived principally from contracts with companies in the telecommunication industry in the United States. The Company performs ongoing credit evaluation of its customers and maintains an allowance for probable credit losses based upon its historical experience. As of September 30, 2001, accounts receivable from one customer accounted for more than 24% of the Company's consolidated accounts receivable balance.

RECLASSIFICATIONS:

Certain balances as of December 31, 2000 have been reclassified in the accompanying consolidated financial statements to conform with the current period presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $27,660,557. Amortization expense related to goodwill during the nine-month period ended September 30, 2001 was approximately $2.8 million. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Corporation's financial statements.

NOTE 2 -- LIQUIDITY AND GOING CONCERN

The Company incurred a loss for the three months ended September 30, 2001 of $121,580,710 and has used cash in operating activities of $12,167,864 for the three months ended September 30, 2001. Furthermore, at September 30, 2001 the Company had negative working capital of $58,309,469. The Company is in covenant default of its various debt agreements, including its operating line of credit. The Company is in the process of preparing a plan to return operations to profitability, cure these defaults, substantially pay down outstanding indebtedness and find alternative financing sources. It cannot be assured that these initiatives will be successful or that future results of operations will be sufficient to sustain its operations or borrowings. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is pursuing other alternatives as well, including sale of all or part of the Company, to raise additional capital to meet future financial obligations, but may not be able to do so. If the Company is unable to raise additional financing or implement its business plan and generate sufficient cash flows from operations, it will have to curtail operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 -- DISCONTINUED OPERATIONS:

On April 18, 2001, the Company's Board of Directors approved a plan to dispose of the equipment distribution division. These operations are reflected as discontinued operations for all periods presented in the Company's Statements of Operations. Revenues for discontinued operations amounted to $27,576,000 and $26,590,000 for the nine months ended September 30, 2001 and 2000, respectively.

We have experienced a continued deterioration in the market for central office telephone equipment since the original plan for disposal of this division was adopted. As a result, it does not appear probable that the Company will be successful in finding a buyer for this operation and may have to pursue liquidation. Hence, the Company made an additional provision for loss on disposal in the three months ended September 30, 2001 of $9,615,645 to reflect the additional losses anticipated upon disposal of this division.

A reserve of $500,000, classified within other current liabilities, represents the Company's residual interest in this division. Under generally accepted accounting principles, a provision for loss on discontinued operations has been included based on management's best estimates of the amounts expected to be realized on the disposal of its equipment distribution division. The amounts the Company will ultimately realize could differ from the amounts estimated in arriving at the loss anticipated on disposal of the discontinued operations.

The components of net assets of discontinued operations at September 30, 2001 and December 31, 2000 are as follows:

                                          September 30,      December 31,
                                              2001               2000
                                          ------------       ------------
     Cash                                 $         --       $  1,357,425
     Accounts receivable, net                       --          8,376,114
     Inventory, net                                 --         17,594,029
     Property, plant and equipment, net             --          1,896,901
     Intangibles, net                               --         17,014,845
     Other assets                                   --            374,563
     Accounts payable                               --         (1,396,303)
     Other liabilities                              --           (304,076)
                                          ------------       ------------
                                          $         --       $ 44,913,498
                                          ============       ============

In addition, at the original disposal date the Company anticipated that the loss on disposal would be in part offset by a deduction for income tax purposes, resulting in a deferred tax asset of $12,246,544. Given the Company's current financial position and its recent operating loss history, it does not appear probable that this deferred tax credit will be realized, hence the effect of this tax offset was reversed in the three month period ended September 31, 2001 and is now reflected as part of the loss on disposal of discontinued operations.

NOTE 4 -- IMPAIRMENTS OF CERTAIN LONG LIVED ASSETS:

In accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company made an assessment of certain long-lived assets, consisting primarily of goodwill, equipment and deferred debt acquisition costs. In this assessment, the present value of future cash flows was used to determine the fair value of such long-lived assets. Future projected cash flows did not support recoverability of certain assets assessed. As a result, the goodwill specifically attributable to certain operations that was determined to be impaired was written off, resulting in a charge of $44,921,081 for the three months ended September 30, 2001. In addition, deferred debt acquisition costs previously reflected within other long-term assets was determined to be impaired, resulting in an additional charge in the three months ended September 30, 2001 of $1,380,270. Finally, as a result of this assessment, the Company recorded a charge and reserve of

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


$1,880,000 in the three months ended September 30, 2001 representing the future costs of excess construction equipment, which is anticipated to be liquidated over the next six months. The total of these charges by reporting segment were $33,881,082, $9,390,470 and $4,909,799 for Wired Services, Wireless Services and Wireless Technologies, respectively, and are reflected within the Impairment and Other Non-Recurring Charges line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2001.

NOTE 5 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS AND COSTS IN EXCESS OF BILLINGS

As part of our ongoing credit evaluation (including consideration of the financial condition of certain of the Company's customers and their business strategies) the Company has assessed the net realizable value of accounts receivable, as well as costs in excess of billings, under certain long-term construction contracts. Ongoing negotiations to bill and realize certain costs in excess of billings under closed and ongoing contracts did not progress positively during the three months ended September 30, 2001. Hence, it became clear in the three months ended September 30, 2001 that several significant accounts receivable were at risk. While the Company believes that it should prevail in realizing amounts owed under these certain contracts and in collecting these accounts receivable, this realization may be significantly delayed, is not assured beyond a reasonable doubt and will require, in some cases, litigation. As a result, the Company has provided a reserve of $35,445,273, to reflect the net realizable value of costs in excess of billings and accounts receivable that may be at risk. These charges are reflected in the Consolidated Statement of Operations for the three and nine months ended September 30, 2001. A charge of $31,281,636 representing impaired costs in excess of billings is reflected as separate line item within cost of revenues. A charge of $4,163,637 representing an additional allowance for doubtful accounts is included in the Impairment and Other Non-Recurring Charges line item on the consolidated financial statements.

NOTE 6 -- INCOME TAXES

The income tax benefit of $877,666, reflected in the net loss from continuing operations for the three months ended September 30, 2001, was recorded after the establishment of a valuation reserve to eliminated all net deferred taxes on the consolidated balance sheet as of June 30, 2001 and to record actual taxes receivable of $4.4 million resulting from filed returns and an estimated
$1,500,000 carry-back for taxes paid in 1999. Based on the Company's financial condition and recent operating loss history, it is not probable that these deferred taxes will be realized and the Company recorded a reserve and charge of $11,368,878 in the three month period ended September 30, 2001. The portion of this charge, representing deferred taxes receivable attributable to discontinued operations, has been reflected in the loss on disposal of discontinued operations. See Note 3.

NOTE 7 -- SIGNIFICANT BALANCE SHEET COMPONENTS:

Significant balance sheet components consist of the following:

                                                                 September 30,    December 31,
                                                                     2001             2000
                                                                 -------------    -------------
Accounts receivable, net:
  Contract billings                                              $  67,301,915    $  53,557,518
  Retainage                                                          7,157,501        5,203,786
  Non-contract related accounts receivable                           2,102,995        7,359,383
                                                                 -------------    -------------
                                                                    76,562,411       66,120,687
  Less: allowance for doubtful accounts                             (5,076,624)      (1,602,485)
                                                                 -------------    -------------
                                                                 $  71,485,787    $  64,518,202
                                                                 =============    =============

Costs and estimated earnings in excess of billings, net:
  Costs incurred on contracts in progess                         $ 221,513,971    $ 167,815,370
  Estimated earnings                                                51,893,263       58,218,913
                                                                 -------------    -------------
                                                                   273,407,234      226,034,283
  Less: billings to date                                          (248,707,797)    (177,283,959)
                                                                 -------------    -------------
                                                                    24,699,437       48,750,324
  Billings in excess of costs and estimated earnings                (1,832,049)      (1,561,658)
                                                                 -------------    -------------
                                                                 $  22,867,388    $  47,188,666
                                                                 =============    =============

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - SIGNIFICANT BALANCE SHEET COMPONENTS (CONTINUED):

                                                  September 30,   December 31,
                                                      2001            2000
                                                  ------------    ------------
Inventory, net:
  New and used telecommunications equipment       $  1,622,262    $ 20,343,259
  Cabling and equipment                                334,164       1,189,194
  Raw materials                                      2,232,105       1,045,054
                                                  ------------    ------------
                                                     4,188,531      22,577,507
  Less: allowance for obsolete inventory              (432,500)     (2,163,040)
                                                  ------------    ------------
                                                  $  3,756,031    $ 20,414,467
                                                  ============    ============

Property and equipment, net:
  Construction and operating equipment            $ 32,101,171    $ 40,605,159
  Vehicles                                           8,498,472      11,211,782
  Buildings and land                                12,046,283      10,010,259
  Office furniture and equipment                     6,922,002       8,258,924
  Software                                           2,807,872       2,835,897
  Leasehold improvements                             1,128,181       1,325,044
                                                  ------------    ------------
                                                    63,503,981      74,247,065
  Less: accumulated depreciation and
         amortization                              (26,297,208)    (22,920,722)
                                                  ------------    ------------
                                                  $ 37,206,773    $ 51,326,343
                                                  ============    ============

Goodwill, net:
  Goodwill                                        $ 33,573,561    $ 74,046,272
  Less: accumulated amortization                    (5,913,004)     (6,524,538)
                                                  ------------    ------------
                                                  $ 27,660,557    $ 67,521,734
                                                  ============    ============

Accrued expenses:
  Accrued payroll and related expenses            $  4,104,685    $  3,905,466
  Accrued legal and professional fees                4,200,000              --
  Customer deposits                                    750,461              --
  Accrued loss on discontinued operations              500,000              --
  Accrued interest                                     598,254         717,458
  Accrued retention payable                            464,356         701,982
  Other                                              2,840,447       2,235,812
                                                  ------------    ------------
                                                  $ 13,458,203    $  7,560,718
                                                  ============    ============

NOTE 8 -- BORROWINGS:

OPERATING LINE OF CREDIT

As of September 30, 2001, the Company was in covenant default of its agreement with its commercial bank syndicate and as a result of this default, it is in default of other long term debt agreements, primarily capital lease obligations and notes payable, as well. The commercial bank syndicate has demanded full payment of all amounts that it is owed and is now charging the Company interest at 5% above the prime rate (6% at September 30, 2001). The Company is working with the syndicate to devise a plan to cure this default, reduce the debt owed and find an alternative source of funding. There can be no assurances that this default will be cured or that an alternative lender or other source of financing can be secured. As a result of the Company's covenant default of its operating line of credit and other debt agreements, all debt has been classified as short term in the September 30, 2001 balance sheet.

The Company also has a lease line of credit. Total borrowings under the lease line of credit at September 30, 2001 were approximately $8,753,439. During the nine months ended September 30, 2001, the Company restructured approximately $7,500,000 of capital lease obligations under this equipment lease line resulting in operating leases with one-year commitments of approximately

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


$1,100,000. The book value of equipment under such leases approximated the remaining capital lease liability at the date of conversion. Therefore, no material gain or loss was recorded.

SUBORDINATED NOTES PAYABLE

In conjunction with its first quarter 2001 agreement to acquire Rapid Response, Inc. ("Rapid Response"), the Company issued a $2,400,000 subordinated note requiring equal quarterly payments of principal and interest at a rate of 4.5%, to be remitted through January 2005.

NOTE 9 -- LEGAL AND PROFESSIONAL COSTS

The Company's default under its operating line of credit agreement has required that it retain certain accounting and legal professionals. In addition, the Company is subject to litigation, both threatened and served, in which it must defend its position. The Company does not believe that these lawsuits will result in any material losses other than the cost of defense. The Company is likely to be forced to litigate to receive payment under certain contracts where amounts are owed. As a result, the Company has provided a legal and professional reserve of $4,200,000, as its estimate of the costs to retain professionals to defend itself against litigation and to help formulate a plan to cure the Company's covenant default under its operating line of credit. The charge related to this reserve is reflected in the Impairment and Other Non-Recurring Charges line item in the Consolidated Statement of Operations for the three and nine months ended September 30, 2001.

NOTE 10 -- ACQUISITIONS:

Effective January 1, 2001, the Company acquired Anacom Systems Corporation ("Anacom") in exchange for $8,000,000 of the Company's common stock. Upon the close of the transaction, the Company issued 616,542 restricted shares of common stock with a value of $4 million. Per the agreement, an additional 308,271 shares with an assigned value of $2 million were issued in May 2001. Additionally, the remaining 308,271 shares with an assigned value of $2 million were issued in the third quarter of 2001. The Company accounted for the acquisition of Anacom using the purchase method of accounting. Since the amount of the purchase price was determinable during the first quarter of 2001, the entire value of common stock to be issued was recorded during that period. Actual share amounts were recorded as determined.

On March 31, 2000, the Company agreed to acquire Rapid Response, Inc. ("Rapid Response") in exchange for $700,000 in cash and a $2,400,000 subordinated note payable (Note 8). The Company accounted for the acquisition of Rapid Response using the purchase method of accounting.

In connection with the acquisitions of Anacom and Rapid Response, the Company incurred $457,026 of direct acquisition costs and acquired $410,443 of cash. The direct acquisition costs were recorded as additional goodwill and the cash acquired was netted against total cash consideration paid.

In 1999, the Company acquired All Star Telecom, Inc. ("All Star") and accounted for the acquisition using the purchase method of accounting. The purchase agreement included a provision for contingent consideration that is payable if certain financial targets are met over a three-year period. Certain financial targets specified in the purchase agreement were achieved by All Star through March 31, 2001 and the Company therefore issued 490,667 restricted shares of common stock, valued at $2,971,601, to the former owners of All Star.

In 2000, the Company acquired New York Antenna, Inc. ("NYA") and accounted for the acquisition using the purchase method of accounting. The purchase agreement included a provision that required the Company to issue additional shares of common stock to the former shareholders of NYA if a calculated average market price of its common stock was less than the average market price calculated for the initial common stock issued upon the acquisition close. This provision resulted in the issuance of 35,694 additional shares of common stock to the former shareholders of NYA. In addition, the purchase agreement included a provision for contingent consideration that is payable if certain financial targets are met over a three-year period. Certain financial targets specified in the purchase agreement were achieved by NYA through June 30, 2001 and the Company therefore issued 49,342 restricted shares of common stock, valued at $204,000 and paid $196,000 cash to the former owners of NYA. The consideration was recorded as additional goodwill.

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


During 2000, the Company acquired New C.C., Inc. As part of the acquisition agreement, if the market price of the Company's common stock declined between the date of the close and June 30, 2001, the Company would be obligated to issue additional shares to the sellers based on the average market price of our common stock on the NASDAQ National Market for the ten trading days beginning on June 25, 2001. Accordingly the Company issued the sellers 1,669,596 shares of our common stock during the three months ended September 30, 2001 at a market price of $2.94. This consideration was recorded as additional goodwill.

NOTE 11 -- STOCKHOLDERS' EQUITY:

The computation of basic and diluted earnings per share is as follows:

                                                          For the Three Months Ended        For the Nine Months Ended
                                                                September 30,                    September 30,
                                                        ------------------------------   ------------------------------
                                                            2001             2000            2001             2000
                                                        -------------    -------------   -------------    -------------
Numerator for basic and diluted earnings per share:
  Income (loss) from continuing operations              $ (99,718,521)   $   2,587,260   $(102,506,229)   $   8,768,826
  Series D Convertible Preferred
   Stock deemed dividend                                           --               --         (58,599)              --
                                                        -------------    -------------   -------------    -------------
  Income (loss) from continuing operations
   attributable to common stockholders                    (99,718,521)       2,587,260    (102,564,828)       8,768,826

  Income from operations of discontinued
   Equipment Distribution segment                                  --          582,024         318,136        1,442,065
  Loss on disposal of Equipment
   Distribution segment                                   (21,862,189)              --     (41,424,850)              --
                                                        -------------    -------------   -------------    -------------
  Net income (loss) attributable to
   common stockholders                                  $(121,580,710)   $   3,169,284   $(143,671,542)   $  10,210,891
                                                        =============    =============   =============    =============

Denominator:
  Denominator for basic earnings
   per share - weighted-average
   shares outstanding                                      38,234,271       32,955,548      36,431,143       31,789,906
  Effect of dilutive securities:
   Dilutive Convertible Preferred stock                            --               --              --               --
   Dilutive options and warrants                                   --        3,070,579              --        3,032,519
                                                        -------------    -------------   -------------    -------------
  Denominator for diluted earnings
   per share                                               38,234,271       36,026,127      36,431,143       34,822,425
                                                        -------------    -------------   -------------    -------------

NOTE 12 -- SERIES D CONVERTIBLE PREFERRED STOCK

In June 2001, the Company completed a private placement of 100,000 shares of Series D Convertible Preferred Stock to Crescent International Ltd., ("Crescent"), an investment company managed by GreeenLight (Switzerland) SA, for proceeds of $10 million and warrants exercisable to purchase 509,554 shares of common stock at a price of $5.89 per share for a five-year term. The Series D Preferred is convertible into common stock at the lower of $5 per share or the average of the five lowest consecutive closing prices of the common stock for the 22 days preceding the conversion date. During the three months ended September 31, 2001, Crescent converted 10,000 shares of Series D Convertible
Preferred into 398,725 shares of common stock based on a conversion price of $2.51 per share.

If the remaining Series D Convertible Preferred stock had been converted on September 30, 2001, such shares would convert into approximately 7.1 million shares of common stock at $1.26 per share. However, upon conversion the holder of the Series D Preferred Stock's interest in the Company can not exceed 20% of the Company's common stock outstanding. Holders of the Series D Convertible Preferred stock maintain the same voting rights as common stockholders based on the number of shares of common stock issuable upon conversion of the Preferred Stock on the record date for the vote, or if no record date, on the date of the vote.

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE 13 -- SEGMENT INFORMATION:

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

On April 18, 2001, the Company's Board of Directors approved a plan to dispose of the equipment distribution segment. This segment resells new, deinstalled and refurbished communications equipment manufactured by a variety of companies. This equipment is used in the digital access, switching and transport systems of communications service providers and other companies. See Note 3.

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Summary financial information for each operating segment as of and for the three and nine month periods ended September 30, 2001 and 2000 is as follows:

                                                             Continuing Operations
                                                 -----------------------------------------------
                                                     Wired           Wireless         Wireless
                                                    Services         Services       Technologies        Total
                                                 -------------    -------------    -------------    -------------
For the three months ended September 30, 2001:
  Revenues                                       $  61,461,792    $   2,388,292    $   4,421,363    $  68,271,447
  Gross margin                                     (30,506,845)        (303,803)       2,020,911      (28,789,737)
  Depreciation and amortization                      3,230,175          101,277           72,495        3,403,947
  Interest expense                                   2,628,414           55,247          259,004        2,942,665
  Provision (benefit) for income taxes                (906,416)              --           28,750         (877,666)
  Operating income (loss)                          (92,094,786)      (3,047,991)      (3,037,721)     (98,180,498)

  Assets                                           161,693,631        5,092,974       11,178,231      177,964,836
  Capital expenditures, net                          1,331,036           90,984          193,105        1,615,125

For the three months ended September 30, 2000:
  Revenues                                       $  73,927,683    $   1,178,431    $   1,481,585    $  76,587,699
  Gross margin                                      17,298,718          234,315          592,634       18,125,667
  Depreciation and amortization                      2,795,705           37,580           78,402        2,911,687
  Interest expense                                   2,019,749           51,590           86,277        2,157,616
  Provision (benefit) for income taxes               1,326,767          (22,283)              --        1,304,484
  Operating income (loss)                            6,669,094         (677,243)        (113,183)       5,878,668

  Assets                                           196,507,977          702,656        8,739,666      205,950,299
  Capital expenditures, net                          9,046,156           51,580           42,289        9,140,025


For the nine months ended September 30, 2001:
  Revenues                                       $ 203,408,273    $  13,168,501    $  10,093,247    $ 226,670,021
  Gross margin                                      (9,388,425)       2,201,364        3,984,360       (3,202,701)
  Depreciation and amortization                     10,134,523          415,779          330,602       10,880,904
  Interest expense                                   7,301,777          200,042          624,005        8,125,824
  Provision (benefit) for income taxes              (1,999,568)         253,239         (866,702)      (2,613,031)
  Operating income (loss)                          (91,232,262)      (2,256,864)      (4,983,159)     (98,472,285)

  Capital expenditures, net                         (2,819,186)         328,942          413,793       (2,076,451)

For the nine months ended September 30, 2000:
  Revenues                                       $ 196,030,026    $   1,178,431    $   3,234,332    $ 200,442,789
  Gross margin                                      52,673,755          234,315        1,289,117       54,197,187
  Depreciation and amortization                      7,347,173           37,580          245,705        7,630,458
  Interest expense                                   5,348,549           51,590          193,140        5,593,279
  Provision (benefit) for income taxes               5,676,468          (22,283)        (342,065)       5,312,120
  Operating income (loss)                           22,221,180         (677,243)        (964,181)      20,579,756

  Capital expenditures, net                         20,631,431           51,580          169,154       20,852,165

For purpose of measuring the results of operations of each segment, the Company allocates corporate overhead and assets to each segment based on a percentage of revenues.

        See accompanying notes to the consolidated financial statements.

                          INTERNATIONAL FIBERCOM, INC.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION

This Report contains certain forward-looking statements and information within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this Report. Forward-looking statements, by their very nature, include risks and uncertainties. Accordingly, the Company's actual results could differ materially from those discussed herein. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. In addition to the risk factors found in the Company's 10-K for the year ended December 31, 2000, such factors, many of which are beyond the control of the Company, also include the following: the Company's success in obtaining new contracts; the volume and type of work orders that are received under such contracts; the accuracy of the cost estimates for projects; the Company's ability to complete its projects on time and within budget; levels of, and ability to collect amounts receivable and costs in excess of billings on contracts in process; availability of trained personnel and utilization of the Company's capacity to complete work; the Company's ability to integrate the acquisitions into its organization and manage its growth; competition and competitive pressures on pricing; the Company's success in marketing its wireless products and services; the proceeds obtained upon disposition of the equipment distribution division; the Company's ability to produce its wireless products in volume on a cost effective, timely basis with appropriate quality controls; the financial viability of the customers in general; the ability of the Company to collect amounts owed by its customers; the ability to sell excess equipment at reasonable prices; the outcome of litigation in which the Company is involved; the Company's ability to repay and replace its operating line of credit; the Company's ability to implement a plan to return its operations to profitability and positive cash flow; and economic conditions in the United States and in the regions served by the Company.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2001, the Company was in covenant default of its agreement with its commercial bank syndicate and as a result of this default, it is in default of other long term debt agreements as well. The commercial bank syndicate has demanded full payment of all amounts that it is owed and is now charging the Company interest at 5% above the prime rate. This default accelerated all of the Company's debt, hence, at September 30, 2001 the Company had negative working capital of $58,309,469. The Company is in the process of preparing a plan to return operations to profitability, cure these defaults, substantially pay down outstanding indebtedness and find alternative financing sources. No assurances can be given that these initiatives will be successful or that future results of operations will be sufficient to sustain its operations or borrowings. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. We may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could seriously harm our business. Additional equity financing may dilute current holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish technology rights or modify our allocation of resources. If the Company is not able to raise additional financing or implement its business plan and generate sufficient cash flows from operations, it will have to curtail operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as going concern.

Total borrowings under the Company's lease line of credit at September 30, 2001 were approximately $8,753,439. During the six months ended June 30, 2001, the Company restructured approximately $7,500,000 of capital lease obligations under this equipment lease line resulting in operating leases with one-year commitments of approximately $1,100,000. The book value of equipment under such leases approximated the remaining capital lease liability at the date of conversion. Therefore, no material gain or loss was recorded. There is no further availability under this lease line of credit.

In June 2001, the Company completed a private placement of 100,000 shares of Series D Convertible Preferred Stock to Crescent International Ltd., ("Crescent"), an investment company managed by GreenLight (Switzerland) SA, for proceeds of $10 million and warrants exercisable to purchase 509,554 shares of common stock at a price of $5.89 per share for a five-year term. The Series D Preferred is convertible into common stock at the lower of $5 per share or the average of the five lowest consecutive closing prices of the common stock for

                          INTERNATIONAL FIBERCOM, INC.


the 22 days preceding the conversion date. If the Series D Convertible Preferred stock had been converted on September 30, 2001, such shares would convert into approximatley 7.1 millions shares of common stock at $1.26 per share. However, upon conversion the holder of the Series D Preferred Stock's interest in the Company can not exceed 20% of the Company's common stock outstanding. Holders of the Series D Convertible Preferred stock maintain the same voting rights as common stockholders based on the number of shares of common stock issuable upon conversion of the Preferred Stock on the record date for the vote, of if no record date, on the date of the vote.

In connection with the issuance of warrants to purchase 509,554 shares of common stock, the Company recorded a deemed dividend totaling $58,599, which represents the estimated fair value of the warrants on the date of issuance as determined using the Black Scholes method.

                          INTERNATIONAL FIBERCOM, INC.


RESULTS OF OPERATIONS

The following table sets forth our consolidated statement of operations in dollars and as a percentage of revenues for the periods indicated.


                                                For the Three Months Ended                      For the Nine Months Ended
                                                      September 30,                                   September 30,
                                     ----------------------------------------------  -----------------------------------------------
                                              2001                     2000                   2001                     2000
                                     -----------------------  ---------------------  -----------------------  ----------------------
Revenues                             $  68,271,447    100.0%  $76,587,699    100.0%  $ 226,670,021    100.0%  $200,442,789    100.0%
Cost of revenues                        65,779,548     96.4%   58,462,032     76.3%    198,591,086     87.6%   146,245,602     73.0%
Non-recurring contract impairment
 charges                                31,281,636     45.8%           --      0.0%     31,281,636     13.8%            --      0.0%
                                     -------------   ------   -----------   ------   -------------   ------   ------------   ------

Gross margin                           (28,789,737)   -42.2%   18,125,667     23.7%     (3,202,701)    -1.4%    54,197,187     27.0%
Impairment and other non-recurring
  charges                               56,544,988     82.8%           --      0.0%     56,544,988     24.9%            --      0.0%
General and administrative              12,845,773     18.8%   12,246,999     16.0%     38,724,596     17.1%    33,617,431     16.8%
                                     -------------   ------   -----------   ------   -------------   ------   ------------   ------

Income (loss) from operations          (98,180,498)  -143.8%    5,878,668      7.7%    (98,472,285)   -43.4%    20,579,756     10.3%

Interest and other expense, net         (2,415,689)    -3.5%   (1,986,924)    -2.6%     (6,646,975)    -2.9%    (5,118,524)    -2.6%
Non-recurring acquisition costs                 --      0.0%           --      0.0%             --      0.0%    (1,380,286)    -0.7%
                                     -------------   ------   -----------   ------   -------------   ------   ------------   ------
                                        (2,415,689)            (1,986,924)              (6,646,975)             (6,498,810)

Income (loss) from continuing
 operations before income taxes       (100,596,187)  -147.3%    3,891,744      5.1%   (105,119,260)   -46.4%    14,080,946      7.0%
Benefit (provision) for
 income taxes                              877,666      1.3%   (1,304,484)    -1.7%      2,613,031      1.2%    (5,312,120)    -2.7%
                                     -------------   ------   -----------   ------   -------------   ------   ------------   ------

Income (loss) from continuing          (99,718,521) -146.1%     2,587,260      3.4%   (102,506,229)   -45.2%     8,768,826      4.4%
 operations

Discontinued operations:
  Income from operations of
   discontinued Equipment
   Distribution segment                         --      0.0%      582,024      0.8%        318,136      0.1%     1,442,065      0.7%
  Loss on disposal of Equipment
   Distribution segment                (21,862,189)   -32.0%           --      0.0%    (41,424,850)   -18.3%            --      0.0%
                                     -------------   ------   -----------   ------   -------------   ------   ------------   ------

Net income (loss)                     (121,580,710)  -178.1%    3,169,284      4.1%   (143,612,943)   -63.4%    10,210,891      5.1%
                                     -------------   ------   -----------   ------   -------------   ------   ------------   ------

Series D Convertible Preferred
 Stock Deemed dividend                          --      0.0%           --      0.0%        (58,599)     0.0%            --        0%
                                     -------------   ------   -----------   ------   -------------   ------   ------------   ------

Net income (loss) attributable
 to common stockholders              $(121,580,710)  -178.1%  $ 3,169,284      4.1%  $(143,671,542)    63.4%  $ 10,210,891      5.1%
                                     =============   ======   ===========   ======   =============   ======   ============   ======

CONTINUING OPERATIONS

The Company's approximate $8.3 million (or 11%) revenue decline for the three months ended September 30, 2001 from that reported for the same period in 2000, results primarily from an overall decline in infrastructure development construction activity in the western region of the United States in recent periods. Many of the telecommunications capital expenditure projects that were underway in the Western region in 2000 were either completed or curtailed, and those which were planned for 2001 were either delayed or abandoned. Prices in this region for outside plant related services are now extremely competitive and the Company has taken on work at extremely low margins to attempt to avert the costs of excess capacity while it contemporaneously down-sizes operations. The Company has been and continues to cut back its outside plant construction related capacity in these regions, however, costs of excess capacity continue to cause gross profit margin declines.

In addition, based on discussions and negotiations with customers it has become clear since June 30, 2001 that the Company may have difficulty recouping value for cost overruns in certain contracts, despite the fact that these overruns resulted from customer directed changes and difficulties faced in the field which were not contemplated nor specified in the original contracts. The Company believes that it should prevail in the final realization of additional revenue in resolving these issues, however this realization is not assured and in some cases, because of immediate liquidity issues, the Company may compromise margin for earlier resolution of the issues. In many cases customers face liquidity issues of their own and seek to delay or avoid payment of legitimate contract charges. In other cases our customers are intermediary engineering and consulting firms who have their own difficulties explaining cost overruns and changes to underlying customers. As a result, the Company has conservatively reduced the value expected to be billed under some contracts in the current period, resulting in reduced revenue and margin.

                          INTERNATIONAL FIBERCOM, INC.


The overall increase in revenue of $26 million (or 13%) for the nine months ended September 30, 2001 when compared to the corresponding period in the prior period results from increases in the Company's long haul, outside plant, contract activity as well as revenue from the Anacom and NewCC acquisitions.

Selling, general and administrative expenses increased $598,774 (5%) and $5,107,165 (15%) for the three and nine months ended September 30, 2001 when compared to the same periods in 2000. These increases primarily result from the additional costs incurred by companies acquired subsequent to September 30, 2000.

Increases in other expense, primarily interest and other debt related costs, for both the three and nine months ended September 30, 2001, when compared to the same periods in the corresponding year, are entirely due to increases in borrowing and relative borrowing rates. This is despite offsets caused by an overall decline in prime rate and the capital lease to operating lease conversion described in the notes to the financial statements.

IMPAIRMENT AND OTHER NON-RECURRING CHARGES

The Company recorded several impairment and other non-recurring charges in the three months ended September 30, 2001. These charged resulted from various issues that emerged in that period.

In accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company made an assessment of certain long-lived assets, consisting primarily of goodwill, equipment and deferred debt acquisition costs. In this assessment, the present value of future cash flows was used to determine the fair value of such long-lived assets. Future projected cash flows did not support recoverability of certain assets assessed. As a result, the goodwill specifically attributable to certain operations that was determined to be impaired was written off, resulting in a charge of $44,921,081 for the three months ended September 30, 2001. In addition, deferred debt acquisition costs previously reflected within other long-term assets was determined to be impaired, resulting in an additional charge in the three months ended September 30, 2001 of $1,380,270. Finally, as a result of this assessment, the Company recorded a charge and reserve of $1,880,000 in the three months ended September 30, 2001 representing the future unrecovered costs of excess construction equipment. This excess equipment is anticipated to be liquidated over the next six months. The total of these charges by reporting segment were $33,881,082, $9,390,470 and $4,909,799 for Wired Services, Wireless Services and Wireless Technologies, respectively, and are reflected within the Impairment and Other Non-Recurring Charges line items in the Consolidated Statements of Operations for the three and nine months ended September 30, 2001. The actual charges and gains or losses that the Company will ultimately realize upon disposal of this excess equipment, and the time period required for orderly disposal, may differ from the assumptions and estimates used to arrive at the reserve described above.

As part of our ongoing credit evaluation (including consideration of the financial condition of certain of the Company's customers and their business strategies) the Company has assessed the net realizable value of accounts receivable, as well as costs in excess of billings, under certain long-term construction contracts. Ongoing negotiations to bill and realize certain costs in excess of billings under closed and ongoing contracts did not progress positively during the three months ended September 30, 2001. Hence, it became clear in the three months ended September 30, 2001 that several significant accounts receivable were at risk. While the Company believes that it should prevail in realizing amounts owed under these certain contracts and in collecting these accounts receivable, this realization may be significantly delayed, is not assured beyond a reasonable doubt and will require, in some cases, litigation. As a result, the Company has provided a reserve of $35,445,273, to reflect the net realizable value of costs in excess of billings and accounts receivable that may be at risk. These charges are reflected in the Consolidated Statement of Operations for the three and nine months ended September 30, 2001. A charge of $31,281,636 representing impaired costs in excess of billings is reflected as separate line item within cost of revenues. A charge of $4,163,637 representing an additional allowance for doubtful accounts is included in the Impairment and Other Non-Recurring Charges line item on the consolidated financial statements.

The Company's covenant default under its operating line of credit agreement has required that it retain certain accounting and legal professionals to help formulate its plan. In addition, the Company is subject to litigation, both threatened and served, in which it must defend its position.

                          INTERNATIONAL FIBERCOM, INC.


The Company does not believe that these lawsuits will result in any material losses other than the cost of defense. The Company is likely to be forced to litigate to receive payment under certain contracts where amounts are owed. As a result, the Company has provided a legal and professional reserve of $4,200,000, as its estimate of the costs to retain the restructure professionals, to defend itself against litigation and to retain legal counsel in its collection efforts.

INCOME TAXES

The income tax benefit of $877,666, reflected in the net loss from continuing operations for the three months ended September 30, 2001, was recorded after the establishment of a valuation reserve to eliminate all net deferred taxes on the consolidated balance sheet as of June 30, 2001, to record actual taxes receivable of $4.4 million resulting from filed returns and to reflect an estimated $1,500,000 carry-back for taxes paid in 1999. Based on the Company's financial condition and recent operating loss history, it is not probable that these deferred taxes will be realized and the Company recorded a reserve and charge of $11,368,878 in the three month period ended September 30, 2001. The portion of this charge, representing deferred taxes receivable attributable to discontinued operations, has been reflected in the loss on disposal of discontinued operations.

DISCONTINUED OPERATIONS

On April 18, 2001, the Company's Board of Directors approved a plan to dispose of the equipment distribution division. These operations are reflected as discontinued operations for all periods presented in the Company's Statements of Operations. Revenues for discontinued operations amounted to $27,576,000 and $26,590,000 for the nine months ended September 30, 2001 and 2000, respectively.

We have experienced a continued deterioration in the market for central office telephone equipment since the original plan for disposal of this division was adopted. As a result, it does not appear probable that the Company will be successful in finding a buyer for this operation and may have to pursue liquidation. Hence, the Company made an additional provision for loss on disposal in the three months ended September 30, 2001 of $9,615,645 to reflect the additional losses anticipated upon disposal of this division.

A reserve of $500,000, classified within other current liabilities, represents the Company's residual interest in this division. Under generally accepted accounting principles, a provision for loss on discontinued operations has been included based on management's best estimates of the amounts expected to be realized on the disposal of its equipment distribution division. The amounts the Company will ultimately realize could differ from the amounts estimated in arriving at the loss anticipated on disposal of the discontinued operations.

SERIES D CONVERTIBLE PREFERRED DEEMED DIVIDEND

During the second quarter of 2001, the Company recorded a one-time deemed dividend equal to the fair value of warrants to purchase 509,554 shares of our common stock granted in connection with the issuance of 100,000 shares of Series D Convertible Preferred stock in June 2001.

INFLATION AND SEASONALITY

Our operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. This seasonality, possibly exacerbated by the current economic climate, is primarily the result of customer budgetary constraints and preferences and the effect of winter weather on outside construction activities. Some of our customers, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method

                          INTERNATIONAL FIBERCOM, INC.


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

The Company's previous business combinations were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of SFAS 141 and 142 will not affect the results of past transactions accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $27,660,557. Amortization expense related to goodwill during the nine-month period ended September 30, 2001 was approximately $2.8 million. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

SFAS 143 and SFAS 144 will be adopted on their effective dates, and adoption is not expected to result in any material effects on the Corporation's financial statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved as a party to various legal proceedings, including various claims and lawsuits arising in the ordinary course of business and as a result of current liquidity issues. None of these proceedings, in our opinion, is significant on an individual basis. However, given the number of lawsuits filed or pending, the costs associated with defending the Company in these lawsuits may be material. The Company has provided a reserve for these litigation expenses, as well as other anticipated professional fees, of $4,200,000, the cost of which was charged to operations in the three month period ended September 30, 2001.

                          INTERNATIONAL FIBERCOM, INC.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES

During the third quarter of 2001, the Company issued 308,271 shares of common stock to the former shareholders of Anacom Systems Corporation ("Anacom") at a price of $6.4878 per share, the average market price of our common stock on the NASDAQ National Market for the ten trading days beginning five days prior to close, and ending four days following close in connection with the acquisition of Anacom. Such shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and Regulation D promulgated under the Act.

During the third quarter, the Company converted 10,000 shares of Series D Preferred Stock into common stock. Per the agreement, the Preferred Stock was convertible into 398,725 shares of common stock based on a conversion price of $2.51. The conversion price is equal to the average of the five lowest consecutive closing prices of our common stock for the 22 days preceding the conversion date.

The above noted shares were registered pursuant to the Securities Exchange Act of 1933 in a registration statement on Form S-3 that was declared effective on July 25, 2001.

During 2000, the Company acquired New C.C., Inc. As part of the acquisition agreement, if the market price of the Company's common stock declined between the date of the close and June 30, 2001, the Company would be obligated to give additional shares to the sellers based on the average market price of its common stock on the NASDAQ National Market for the ten trading days beginning on June 25, 2001. Accordingly, during the third quarter the Company issued the sellers 1,669,596 shares of its common stock at a market price of $2.94.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not have foreign currency exchange rate and commodity price market risk.

Interest Rate Risk - From time to time the Company temporarily invests its excess cash and retention in interest-bearing securities issued by high-quality issuers. Company policies limit the amount of investment in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at September 30, 2001. Assuming a 100 basis point increase in the prime interest rate at September 30, 2001 and December 31, 2000, respectively, the potential increase in the fair value of the Company's debt obligations would have been approximately $950,000 at September 30, 2001 and $500,000 at December 31, 2000.

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

                          INTERNATIONAL FIBERCOM, INC.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

Exhibit
Number      Description                                                Reference
------      -----------                                                ---------
3.1         Restated Articles of Incorporation of Registrant,
            dated October 21, 1981                                        (1)

3.2         Amendment to Articles of Incorporation of Registrant,
            dated April 18, 1986                                          (1)

3.3         Amendment to Articles of Incorporation of Registrant,
            dated May 20, 1987                                            (1)

3.4         Amendment to Articles of Incorporation of Registrant,
            dated  February 4, 1988                                       (1)

3.5         Amendment to Articles of Incorporation of Registrant,
            dated August 15, 1991                                         (1)

3.6         Amendment to Articles of Incorporation of Registrant,
            dated June 3, 1994                                            (1)

3.7         Amended, Revised, and Restated Bylaws of Registrant,          (1)

4.1         Form of Common Stock Certificate                              (1)

4.2         Statement Pursuant to Section 10-602 to the Articles          (3)
            of Incorporation of Registrant dated June 15, 2001

10.1        1997 Stock Option Plan, as amended                            (1)

10.2        1997 Restricted Stock Plan                                    (1)

10.3        1994 Incentive Stock Option Plan                              (1)

10.4        1994 Restricted Stock Plan                                    (1)

10.5        2000 Directors Option Plan                                    (2)

10.6        Amended and Restated Credit Agreement                         (3)
            dated as of June 14, 2001

10.7        Stock Purchase Agreement by and between Crescent              (3)
            International Ltd. and International FiberCom, Inc.
            Dated as of June 18, 2001

                          INTERNATIONAL FIBERCOM, INC.


Exhibit
Number      Description                                                Reference
------      -----------                                                ---------

10.8        Registration Rights Agreement dated June 18, 2001             (3)
            between International FiberCom, Inc. and Crescent
            International Ltd.

10.9        Incentive Warrant dated June 20, 2001 issued to               (3)
            Crescent International Ltd.

21.1        List of Subsidiaries of the Registrant                        (1)

----------
(1) Filed with Annual Report on Form 10-K for the year ended December 31, 2000 dated April2, 2001.
(2)  Filed with 2001 Notice and Proxy Statement, dated July 9, 2001.
(3)  Filed with Current Reports on Form 8-K on June 27, 2001.

     (b) CURRENT REPORTS ON FORM 8-K

         Current report on Form 8-K filed on June 27, 2001

-ITEM 5 IS OMMITTED BECAUSE IT IS INAPPPLICABLE TO THIS REPORT.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERNATIONAL FIBERCOM, INC.

                                        By /s/ Joseph P. Kealy
                                           -------------------------------------
                                           Joseph P. Kealy,
                                           Chief Executive Officer

DATED: November 19, 2001